Form 10QSB
period 1995-10-31
FIRECOM INC
filed 1995-12-14
CIK 732248

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON,D.C. 20549

               FORM 10-QSB-Quarterly or Transitional Report

   (Mark One)
 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     ACT OF 1934
      For the quarterly period ended October 31, 1995

                                  OR

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number 0-12873


                               FIRECOM,INC.
 ---------------------------------------------------------------------
         (Exact name of Small Business Issuer in its charter)


          New York                              13-2934531
 -------------------------------   -----------------------------------
 (State or other jurisdiction of   (I.R.S. Employer Identification No.
  incorporation or organization)


 39-27 59th Street, Woodside, New York                11377
 -------------------------------------------------------------
 (Address of principal executive offices)           (zip code)


 Issuer's telephone number, including area code: (718) 899-6100


      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
                    YES  X    NO
                       -----     -----


      As of December 4, 1995, the Registrant had 4,648,210 shares of Common Stock outstanding.

                               INDEX
                                                        Page
                                                        ----
 PART I    Financial Information

   Item 1: Financial Statements

      Consolidated Balance Sheet-October 31, 1995        3-4

      Consolidated Statements of Income-
      Three Months and Six Months Ended
      October 31, 1995 and 1994                          5-6

      Consolidated Statement of Cash Flows-
      Six Months Ended October 31, 1995 and 1994           7

      Notes to Consolidated Financial Statements        8-10


   Item 2: Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations                                11-13


PART II  Other Information                                14

                    Firecom, Inc. and Subsidiaries

                      Consolidated Balance Sheet
                             (unaudited)


                           October 31, 1995

                                 ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                 $1,447,000
 Accounts receivable,  net of allowance for doubtful
  accounts of $268,000                                      3,929,000
 Inventories                                                1,086,000
 Deferred tax asset                                           405,000
 Prepaid expenses and other                                   118,000
                                                          -------------
    Total current assets                                    6,985,000
                                                          -------------

PROPERTY, PLANT AND EQUIPMENT, less accumulated
 depreciation and amortization of $663,000                    481,000
                                                          -------------

OTHER ASSETS:
 Product enhancement, less accumulated amortization
  of $356,000                                                 152,000
 Prepaid loan fees                                             37,000
                                                          -------------
    Total other assets                                        189,000
                                                          -------------

                                                           $7,655,000
                                                          -------------
                                 3

                    Firecom, Inc. and Subsidiaries

                             (unaudited)


                           October 31, 1995

                  LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Notes payable-related parties                             $   73,000
 Current portion of notes payable, other                      114,000
 Accounts payable                                             570,000
 Accrued expenses                                           1,041,000
 Income taxes payable                                          95,000
                                                          -------------
    Total current liabilities                               1,893,000
                                                          -------------

LONG-TERM LIABILITIES:
 Notes payable, other                                         949,000
 Accrued compensation                                          95,000
 Deferred tax liabilities                                      60,000
                                                          -------------
    Total long-term liabilities                             1,104,000
                                                          -------------

MANDATORILY REDEEMABLE COMMON STOCK                           590,000

SHAREHOLDERS' EQUITY
 Preferred stock, par value $1;authorized
  1,000,000 shares, none issued                                 --
 Series A preferred stock, stated value $1,197.50;
  authorized and outstanding 1,200 shares                   1,437,000
 Common stock, par value $.01; authorized 10,000,000
  shares, issued 5,197,704; outstanding 4,648,210              52,000
 Additional paid-in capital                                 1,708,000
 Retained earnings                                          1,355,000
                                                          -------------
                                                            4,552,000
 Less treasury stock, at cost                                 484,000
                                                          -------------
 Total shareholders' equity                                 4,068,000
                                                          -------------

                                                           $7,655,000
                                                          -------------
                                 4

                    Firecom, Inc. and Subsidiaries

                   Consolidated Statements of Income
                             (unaudited)

                                 Three months ended      Six Months Ended
                                   October 31               October 31
                               1995          1994         1995       1994
                              ----------------------------------------------
NET SALES:
  Product                     $2,119,000 $2,253,000   $4,227,000 $4,271,000
  Service                      1,675,000  1,517,000    3,131,000  2,940,000
                              ----------------------------------------------
                               3,794,000  3,770,000    7,358,000  7,211,000
                              ----------------------------------------------
COST OF SALES:
  Product                      1,272,000  1,380,000    2,505,000  2,625,000
  Service                        787,000    726,000    1,549,000  1,378,000
                              ----------------------------------------------
                               2,059,000  2,106,000    4,054,000  4,003,000
                              ----------------------------------------------
GROSS PROFIT                   1,735,000  1,664,000    3,304,000  3,208,000
                              ----------------------------------------------
OPERATING EXPENSES:
 Selling, general and
    administrative               855,000    794,000    1,756,000  1,538,000
 Research and development        126,000    117,000      252,000    202,000
                              ----------------------------------------------
    Total operating expenses     981,000    911,000    2,008,000  1,740,000
                              ----------------------------------------------
INCOME FROM OPERATIONS           754,000    753,000    1,296,000  1,468,000
                              ----------------------------------------------
OTHER EXPENSES
 Interest                         28,000     49,000       50,000    120,000
 Other                             2,000      2,000        5,000      3,000
                              ----------------------------------------------
                                  30,000     51,000       55,000    123,000
                              ----------------------------------------------
INCOME BEFORE INCOME TAX
 EXPENSE                         724,000    702,000    1,241,000  1,345,000

INCOME TAX EXPENSE               359,000    105,000      602,000    339,000
                              ----------------------------------------------
NET INCOME                       365,000    597,000      639,000  1,006,000

PREFERRED STOCK DIVIDENDS         33,000     33,000       65,000     65,000
                              ----------------------------------------------

NET INCOME APPLICABLE TO
 COMMON SHAREHOLDERS             332,000    564,000      574,000    941,000
                              ----------------------------------------------

                    Firecom, Inc. and Subsidiaries

                             (unaudited)

                                 Three months ended      Six Months Ended
                                   October 31               October 31
                               1995          1994         1995       1994
                              ---------------------------------------------

NET INCOME PER COMMON SHARE   $  .06        $  .09       $  .10     $  .16
                              -------       -------      -------    -------
WEIGHTED AVERAGE NUMBER OF
 SHARES USED IN COMPUTING
 EARNINGS PER SHARE          5,534,000     5,901,797   5,534,000   5,901,797
                             ---------     ---------   ---------   ---------

                    Firecom, Inc. and Subsidiaries

                Consolidated Statements of Cash Flows
                             (unaudited)

                                                  Six Months Ended
                                                     October 31
                                                 1995         1994
                                              -------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                     $  639,000   $1,006,000
Adjustments to reconcile net income to net    -------------------------
 cash provided by operating activities:
  Depreciation and amortization                    39,000       37,000
  Provision for doubtful accounts                 142,000      114,000
  Deferred income tax credits                        --        146,000
  Changes in operating assets and liabilities:
   Increase in accounts receivable,              (577,000)    (937,000)
   (Increase)decrease in inventories             (186,000)     124,000
   Increase in other current and
     noncurrent assets                            (30,000)      (9,000)
   Increase in accounts payable,
    accrued expenses and other                    286,000      319,000
                                              -------------------------
        Total adjustments                        (326,000)    (206,000)
                                              -------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES         313,000      800,000
                                              -------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                              (60,000)     (16,000)
                                              -------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt                                (393,000)    (910,000)
Purchase of treasury shares                      (175,000)          --
Proceeds from stock issue                          58,000           --
                                              -------------------------
NET CASH USED IN FINANCING ACTIVITIES            (510,000)    (910,000)
                                              -------------------------

NET DECREASE IN CASH                             (257,000)    (126,000)

CASH:
 Beginning of year                              1,704,000      690,000
                                              -------------------------
 End of six months                             $1,447,000   $  564,000
                                              -------------------------

                    Firecom, Inc. and Subsidiaries
            Notes To Consolidated Financial Statements
                             (unaudited)

NOTE 1: ACCOUNTING POLICIES:

The accounting policies followed by the Company are set forth in Note 1 of the Company's financial statement on Form 10-KSB for the fiscal year ended April 30, 1995.

In the opinion of management the accompanying consolidated financial statement contains the necessary adjustments, all of which are of a normal and recurring nature, to present fairly Firecom Inc.'s financial position at October 31, 1995 and the results of operations for the six months and three months ended October 31, 1995 and 1994 and statement of cash flows for the six months ended October 31, 1995 and 1994.

NOTE 2: INVENTORIES
Inventories consist of the following at October 31, 1995:

         Raw materials and sub-assemblies           $  952,000
         Work-in-process                               134,000
                                                    ----------
                                                    $1,086,000
                                                    ----------
NOTE 3: PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following at October 31, 1995:

     Building improvements                          $  343,000
     Machinery and equipment                           571,000
     Furniture and fixtures                            230,000
                                                    -----------
                                                    $1,144,000
     Less accumulated depreciation and amortization    663,000
                                                    -----------
                                                    $  481,000
                                                    -----------
NOTE 4: NOTES PAYABLE

The Company's long-term debt consists of the following at October 31,
1995:
     Notes payable to related parties:
      Second mortgage note and term note              $   73,000
     Notes payable to banks and other:
      Revolving bank note payable                        300,000
      First mortgage note payable                        455,000
      Other note payable                                 308,000
                                                      ----------
                                                       1,136,000
    Less current portion                                 187,000
                                                      ----------
                                                      $  949,000
                                                      ----------
                                8

NOTE 5: INCOME TAXES

The components of the Company's deferred tax assets and liabilities at October 31, 1995 under SFAS 109 are as follows:

                                     Federal  State and City   Total
                                     -------  --------------   -----

Deferred Assets:
 Tax benefit attributable to:
  Allowance for doubtful accounts   $ 76,000     $ 50,000     $126,000
  Accrued incentive bonuses           73,000       47,000      120,000
  Accrued litigation                  24,000       16,000       40,000
  Other(warrants,SARs,inventory
   and other)                         72,000       47,000      119,000
                                    ---------    ---------    ---------
                                     245,000      160,000      405,000
  Deferred tax liability, tax
   depreciation in excess of
   book depreciation                 (36,000)     (24,000)     (60,000)
                                    ---------    ---------    ---------
                                    $209,000     $136,000     $345,000
                                    ---------    ---------    ---------

NOTE 6: STOCKHOLDERS' EQUITY TRANSACTIONS

As a result of prepaying the convertible notes on July 8, 1994, the rights to purchase 1,333,333 shares of common stock were converted to warrants at an exercise price of $.35 per share. The warrants are exercisable immediately with 83,333 shares expiring quarterly beginning June, 1995 through March, 1999. As of October 31, 1995, warrants for 166,666 shares were exercised.

On June 21, 1995 the Company signed a Stock Purchase Agreement to purchase 536,494 shares of the Company's $.01 par value common stock held by certain members of the May family(the "shareholders") at $.90 per share. Terms of the agreement provide for a cash payment in the amount of $174,448 and a five(5) year note in the amount of $308,397, bearing interest at 12% per annum. Interest is payable monthly. The principal is to be paid in five equal annual installments of $61,679. The purchase of these shares was completed on July 18, 1995. The Company's obligation under the note is secured by a pledge by the Company to the noteholder of 342,663 shares of the Company's common stock.

At the same time, the Company and the Shareholders entered into an Option and Escrow Agreement relative to an additional 536,495 shares of the Company's common stock(the "Option Shares"). Under the terms of this agreement, on September 1, 1998 the Shareholders have the right, but not the obligation, to require the Company to purchase, in whole or in part, their Option Shares(the "Put Option") at a price of $1.10 per share. The Put Option is conditional upon the Company meeting certain financial targets. At any time under this agreement, the Company shall have the right, but not the obligation, to purchase all of the Option Shares, in whole or in part, (the "Call Option") at a purchase price of $1.25 per share. Payment for the Put Option or the Call Option shall be one-half(1/2) in cash and one-half(1/2) with a five(5) year note bearing interest at prime plus 3%. Upon execution of this agreement, the Shareholders delivered to the Company irrevocable proxies to permit Mr. Paul Mendez, Chairman of the Company, to vote the Option Shares until the expiration of this agreement.

NOTE 7: COMMITMENTS AND CONTINGENCIES:

The Company, its president, its wholly-owned subsidiaries and two other employees (collectively the "defendants") have been named as defendants in an action commenced by a competitor. Also named as co-defendants are two other entities and a customer. This action arises out of the competitors contention that only those entities approved or designated by them may repair or alter its fire alarm and communication system. Commenced in the United District Court for the Southern District of New York on or about December 29, 1994, this action seeks to recover the sum of "at least $10,000,000 to be trebled according to law", together with attorney's fees, "punitive damages in an amount presently undetermined", and a permanent injunction enjoining the defendants from continuing to service the competitor's system. The plaintiff has asserted a number of claims including those for violations of the Sherman Antitrust Law, the Lanham Trademark Act, the Racketeer Influenced and Corrupt Organizations Act and numerous state laws dealing with false advertising and deceptive trade practices, tortious interference with commercial relations and unfair competition. Defendants have filed an Answer to plaintiff's Complaint and have served a Demand for the Production of Documents and a Notice of Examination Before Trial. The co-defendant customer has asserted a cross-claim against Firecom, Inc. for contribution or indemnification. While it is not possible at this preliminary stage to determine possible liability, if any, the Company has been advised by its insurance carrier that "it appears the coverage of one or more of the carrier's policy(sic) is triggered". The insurance carrier has authorized the retention of defense counsel to represent the above-named defendants and has agreed to pay defense costs, subject to a reservation of rights letter. Plaintiff's motion to disqualify defendants' counsel has been denied by Judge Thomas P. Duffy. Plaintiff's later motion, seeking to amend its complaint, was denied in part and granted in part. Discovery proceedings have been adjourned pending plaintiff's efforts to join three(3) additional defendants.

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
 RESULTS OF OPERATIONS
                        (unaudited)

LIQUIDITY

          Net cash provided by operations for the six months ended October 31, 1995 was $313,000 which was used, together with cash of $257,000 from that available at April 30, 1995, for the net repayment of debt($393,000), toward capital expenditures($60,000) and net equity transactions($117,000). The Company has a revolving line of credit not to exceed $1,120,000($300,000 outstanding at October 31, 1995) and a first mortgage of $455,000 from a major New York bank at October 31, 1995. These notes are collateralized by all the Company's assets and are subject to certain covenants. In addition, the notes restrict the payment of common stock dividends at any time and the payment of preferred stock dividends until May, 1996. As of October 31, 1995, preferred dividends in arrears were approximately $682,000.

          The mortgage note is due July 8, 1999 and bears interest at 10.2% per annum, payable monthly. The note requires 59 monthly principal payments of $4,333.33 and a final payment of $264,333.53 on July 8, 1999. As of October 31, 1995, the outstanding balance was $455,000.

          The revolving note bears interest at prime plus 1%. Availability under the terms of the revolver is based upon eligible accounts receivable. The current maximum commitment for $1,120,000 under the terms of the revolving note is reduced by $140,000 each January 31st and July 31st. The commitment expires July 8, 1999. As of October 31, 1995, the outstanding balance on the revolving note was $300,000 and the interest rate in effect was prime plus 1% or 9.75%

          As of October 31, 1995, the Company was indebted on a mortgage note in the amount of $57,000 and an unsecured note in the amount of $16,000, both bearing interest at 15%, due Firecom Holdings, L.P.. Both notes are due April 30, 1996 and are subordinated to the bank debt. Monthly payments of principal and interest will amount to approximately $12,600 through maturity. All principal and interest payments are current.

          As of October 31, 1995, the Company had a five(5) year note in the amount of approximately $308,000 due Helen May resulting from the repurchase of shares as detailed in Note 6 of Notes to Consolidated Financial Statements. This note, dated July 18, 1995, bears interest at 12% per annum, payable monthly, and is subordinated to the bank debt. Principal is payable in five(5) equal annual payments. The Company's obligation under the note is secured by a pledge by the Company to the noteholder of 342,663 shares of the Company's common stock.

          Management believes that it will be able to maintain adequate working capital and cash balances to meet its needs.

RESULTS OF OPERATIONS

          Consolidated sales and net income for the six months ended October 31, 1995 were $7,358,000 and $639,000 respectively as compared to $7,211,000 and $1,006,000 for the six months ended October 31, 1994. For the three months ended October 31, 1995, consolidated sales and net income were $3,794,000 and $365,000 respectively as compared to $3,770,000 and $597,000 for the three months ended October 31, 1995. Sales for the Fire Controls division, which sells life safety and other electronic systems for high rise buildings, and the Company's FRCM Case-Acme subsidiary were flat for the six months ended October 31, 1995 over the same period for the prior year while sales for the Company's Fire Service, Inc. subsidiary were 10% higher. Fire Controls generated 48.5% of total revenues, Fire Service 29.9% and FRCM Case-Acme 21.6%.

          The Company's backlog for its life safety and other systems totaled $2,884,000 at October 31, 1995 as compared to $3,205,000 at April 30, 1995. While the decrease reflects the depressed condition of the New York market, management believes that it will be able to maintain current revenue levels.

          Operating income for the six months and three months ended October 31, 1995 was $1,296,000 and $754,000 as compared to $1,468,000 and $753,000 for the six months and three months ended October 31, 1994. The decrease for the six months ended October 31, 1995 as compared to the six months of the prior year reflects increases in staff, payrolls, bad debt provisions and increased expenditures for research and development. Gross profits as a percentage of revenues for the six months were 44.9% as compared to 44.5% for the same period of the prior year. In light of the highly competitive nature of the New York market, these results for the first six months may not be indicative of the results for the balance of the fiscal year.

          Income tax expense was $602,000 for the six months ended October 31, 1995 as compared to $339,000 for the same period of the prior. This reflects the fact that Net Operating Loss Carry-forwards were fully utilized in the prior year.

Significant changes in balance sheet items from April 30, 1995 to October 31, 1995 are highlighted as follows:

     1: Accounts receivable increased due to a combination of increased sales and slower collections.
     2: Inventories increased as a result of stocking requirements for current jobs.
     3: The increase in Property, plant and equipment reflects the acquisition of equipment.
     4: The net reduction in debt resulted from scheduled payments and the reductions in the revolving line-of-credit outstanding together with the addition of debt related to the purchase of treasury shares.

     5. Changes in Common stock, Capital in excess of par value, Treasury stock and Mandatorily redeemable common stock resulted from the exercise of warrants, the repurchase of common shares and the commitment under an Option and Escrow Agreement as detailed in Note 6 of the Notes to Consolidated Financial Statements.

          Interest expense for the six months and three months ended October 31, 1995 was approximately $50,000 and $28,000 respectively as compared to $120,000 and $49,000 for the six months and three months ended October 31, 1994. This decrease resulted primarily from the reduction in outstanding debt.

                    Firecom, Inc. and Subsidiaries

Part 11

Item 1: Legal Proceedings -None
        -----------------


Item 2: Exhibits and Reports on Form 8-K
        --------------------------------

        Exhibits
        --------
        Exhibit 27 Financial Data Schedule

        Reports of Form 8-K
        -------------------
        None


                           Signatures


                                         Firecom, Inc.


Date: December 5, 1995                   s/s Paul Mendez
      ----------------                   -----------------------------
                                         Paul Mendez
                                         Chairman of the Board,
                                         President and Chief Executive
                                         Officer


Date: December 5, 1995                   s/s Richard K. Nelson
      ----------------                   -----------------------------
                                         Richard K. Nelson
                                         Vice President-Finance and
                                         Chief Financial Officer

                             EXHIBIT INDEX


   Exhibit
   -------

  Exhibit 27           Financial Data Schedule