Form 10QSB
period 1996-01-31
FIRECOM INC
filed 1996-03-14
CIK 732248

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON,D.C. 20549
                         ---------------------

               FORM 10-QSB-Quarterly or Transitional Report

   (Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     ACT OF 1934
      For the quarterly period ended January 31, 1996

                                  OR

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number 0-12873
                                              -------


                               FIRECOM,INC.
         ----------------------------------------------------
         (Exact name of Small Business Issuer in its charter)


          New York                           13-2934531
-------------------------------   -----------------------------------
(State or other jurisdiction of   (I.R.S. Employer Identification No.
 incorporation or organization)


39-27 59th Street, Woodside, New York                11377
--------------------------------------------------------------------
(Address of principal executive offices)           (zip code)


Issuer's telephone number, including area code: (718) 899-6100


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
                    YES  X   NO
                        ---     ---


     As of March 11, 1996, the Registrant had 4,714,876 shares of
Common Stock outstanding.

                               INDEX


                                                        Page
                                                        ----

PART I    Financial Information

   Item 1: Financial Statements

      Consolidated Balance Sheet-January 31, 1996        3-4

      Consolidated Statements of Income-
      Three Months and Nine Months Ended
      January 31, 1996 and 1995                          5-6

      Consolidated Statement of Cash Flows-
      Nine Months Ended January 31, 1996 and 1995          7

      Notes to Consolidated Financial Statements        8-10


   Item 2: Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations                                11-13


PART II  Other Information                                14

                    Firecom, Inc. and Subsidiaries

                      Consolidated Balance Sheet
                             (unaudited)


                           January 31, 1996

                                 ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                 $1,955,000
 Accounts receivable,  net of allowance for doubtful
  accounts of $326,000                                      3,747,000
 Inventories                                                1,034,000
 Deferred tax asset                                           440,000
 Prepaid expenses and other                                    76,000
                                                          -------------
    Total current assets                                    7,252,000
                                                          -------------

PROPERTY, PLANT AND EQUIPMENT, less accumulated
 depreciation and amortization of $683,000                    473,000
                                                          -------------

OTHER ASSETS:
 Product enhancement, less accumulated amortization
  of $370,000                                                 139,000
 Prepaid loan fees                                             34,000
                                                          -------------
    Total other assets                                        173,000
                                                          -------------

                                                           $7,898,000
                                                          -------------

                    Firecom, Inc. and Subsidiaries

                             (unaudited)


                           January 31, 1996

                  LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Notes payable-related parties                             $   37,000
 Current portion of notes payable, other                      114,000
 Accounts payable                                             334,000
 Accrued expenses                                           1,036,000
 Income taxes payable                                         209,000
                                                          -------------
    Total current liabilities                               1,730,000
                                                          -------------

LONG-TERM LIABILITIES:
 Notes payable, other                                         936,000
 Accrued compensation                                          76,000
 Deferred tax liabilities                                      66,000
                                                          -------------
    Total long-term liabilities                             1,078,000
                                                          -------------

MANDATORILY REDEEMABLE COMMON STOCK                           590,000

SHAREHOLDERS' EQUITY
 Preferred stock, par value $1;authorized
  1,000,000 shares, none issued                                 --
 Series A preferred stock, stated value $1,197.50;
  authorized and outstanding 1,200 shares                   1,437,000
 Common stock, par value $.01; authorized 10,000,000
  shares, issued 5,281,037; outstanding 4,731,543              52,000
 Additional paid-in capital                                 1,737,000
 Retained earnings                                          1,758,000
                                                          -------------
                                                            4,984,000
 Less treasury stock, at cost                                 484,000
                                                          -------------
 Total shareholders' equity                                 4,500,000
                                                          -------------

                                                           $7,898,000
                                                          -------------

                    Firecom, Inc. and Subsidiaries

                   Consolidated Statements of Income
                             (unaudited)

                                 Three months ended     Nine Months Ended
                                   January 31               January 31
                               1996          1995         1996       1995
                              ----------------------------------------------
NET SALES:
  Product                     $2,030,000 $1,932,000   $6,257,000 $6,203,000
  Service                      1,622,000  1,436,000    4,753,000  4,376,000
                              ----------------------------------------------
                               3,652,000  3,368,000   11,010,000 10,579,000
                              ----------------------------------------------
COST OF SALES:
  Product                      1,075,000    988,000    3,580,000  3,613,000
  Service                        750,000    795,000    2,299,000  2,173,000
                              ----------------------------------------------
                               1,825,000  1,783,000    5,879,000  5,786,000
                              ----------------------------------------------
GROSS PROFIT                   1,827,000  1,585,000    5,131,000  4,793,000
                              ----------------------------------------------
OPERATING EXPENSES:
 Selling, general and
    administrative               893,000    834,000    2,649,000  2,372,000
 Research and development        161,000    106,000      413,000    308,000
                              ----------------------------------------------
    Total operating expenses   1,054,000    940,000    3,062,000  2,680,000
                              ----------------------------------------------
INCOME FROM OPERATIONS           773,000    645,000    2,069,000  2,113,000
                              ----------------------------------------------
OTHER EXPENSES
 Interest                         22,000     38,000       72,000    158,000
 Other                             2,000      3,000        7,000      6,000
                              ----------------------------------------------
                                  24,000     41,000       79,000    164,000
                              ----------------------------------------------
INCOME BEFORE INCOME TAX
 EXPENSE                         749,000    604,000    1,990,000  1,949,000

INCOME TAX EXPENSE               346,000    243,000      948,000    582,000
                              ----------------------------------------------
NET INCOME                       403,000    361,000    1,042,000  1,367,000

PREFERRED STOCK DIVIDENDS         32,000     32,000       97,000     97,000
                              ----------------------------------------------

NET INCOME APPLICABLE TO
 COMMON SHAREHOLDERS             371,000    329,000      945,000  1,270,000
                              ----------------------------------------------

                    Firecom, Inc. and Subsidiaries

                             (unaudited)

                                 Three months ended     Nine Months Ended
                                   January 31               January 31
                               1996          1995         1996       1995
                              ----------------------------------------------

NET INCOME PER COMMON SHARE   $  .07        $  .05       $  .17     $  .21
                              -------       -------      -------    --------
WEIGHTED AVERAGE NUMBER OF
 SHARES USED IN COMPUTING
 EARNINGS PER SHARE          5,467,500     5,950,073   5,467,500   5,950,073
                             ---------     ---------   ---------   ---------

                    Firecom, Inc. and Subsidiaries

                Consolidated Statements of Cash Flows
                             (unaudited)

                                                 Nine Months Ended
                                                     January 31
                                                 1996         1995
                                               ------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                     $1,042,000   $1,367,000
Adjustments to reconcile net income to net     ------------------------
 cash provided by operating activities:
  Depreciation and amortization                    59,000       55,000
  Provision for doubtful accounts                 199,000      167,000
  Deferred income tax credits                        --        113,000
  Changes in operating assets and liabilities:
   Increase in accounts receivable,              (452,000)    (586,000)
   (Increase)decrease in inventories             (134,000)      98,000
   Increase in other current
     and noncurrent assets                        (16,000)     (67,000)
   Increase in accounts payable,
    accrued expenses and other                    154,000       98,000
                                               ------------------------
        Total adjustments                        (190,000)    (122,000)
                                               ------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES         852,000    1,245,000
                                               ------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                              (72,000)     (24,000)
                                               ------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt                                (441,000)    (965,000)
Purchase of treasury shares                      (175,000)          --
Proceeds from stock issue                          87,000           --
                                               ------------------------
NET CASH USED IN FINANCING ACTIVITIES            (529,000)    (965,000)
                                               ------------------------

NET INCREASE(DECREASE) IN CASH                    251,000      256,000

CASH:
 Beginning of year                              1,704,000      690,000
                                               ------------------------
 End of six months                             $1,955,000   $  946,000
                                               ------------------------

                    Firecom, Inc. and Subsidiaries
            Notes To Consolidated Financial Statements
                             (unaudited)

NOTE 1: ACCOUNTING POLICIES:

The accounting policies followed by the Company are set forth in Note 1 of the Company's financial statement on Form 10-KSB for the fiscal year ended April 30, 1995.

In the opinion of management the accompanying consolidated financial statement contains the necessary adjustments, all of which are of a normal and recurring nature, to present fairly Firecom Inc.'s financial position at January 31, 1996 and the results of operations for the nine months and three months ended January 31, 1996 and 1995 and statement of cash flows for the nine months ended January 31, 1996 and 1995.

NOTE 2: INVENTORIES
Inventories consist of the following at January 31, 1996:

         Raw materials and sub-assemblies           $  920,000
         Work-in-process                               114,000
                                                    ----------
                                                    $1,034,000
                                                    ----------
NOTE 3: PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following at January 31, 1996:

     Building improvements                          $  343,000
     Machinery and equipment                           583,000
     Furniture and fixtures                            230,000
                                                    -----------
                                                    $1,156,000
     Less accumulated depreciation and amortization    683,000
                                                    -----------
                                                    $  473,000
                                                    -----------
NOTE 4: NOTES PAYABLE

The Company's long-term debt consists of the following at January 31,
1996:
     Notes payable to related parties:
      Second mortgage note and term note              $   37,000
     Notes payable to banks and other:
      Revolving bank note payable                        300,000
      First mortgage note payable                        442,000
      Other note payable                                 308,000
                                                      ----------
                                                       1,087,000
    Less current portion                                 151,000
                                                      ----------
                                                      $  936,000
                                                      ----------
                                   8

NOTE 5: INCOME TAXES

The components of the Company's deferred tax assets and liabilities at January 31, 1996 under SFAS 109 are as follows:

                                     Federal  State and City   Total
                                     -------  --------------   -----

Deferred Assets:
 Tax benefit attributable to:
  Allowance for doubtful accounts   $ 93,000     $ 61,000     $154,000
  Accrued incentive bonuses           75,000       49,000      124,000
  Accrued litigation                  30,000       19,000       49,000
  Other(warrants,SARs,inventory
   and other)                         68,000       45,000      113,000
                                    ---------    --------    ---------
                                     266,000      174,000      440,000
  Deferred tax liability, tax
   depreciation in excess of
   book depreciation                 (40,000)     (26,000)     (66,000)
                                    ---------    ---------    ---------
                                    $226,000     $148,000     $374,000
                                    ---------    ---------    ---------

NOTE 6: STOCKHOLDERS' EQUITY TRANSACTIONS

As a result of prepaying the convertible notes on July 8, 1994, the rights to purchase 1,333,333 shares of common stock were converted to warrants at an exercise price of $.35 per share. The warrants are exercisable immediately with 83,333 shares expiring quarterly beginning June, 1995 through March, 1999. As of January 31, 1996, warrants for 249,999 shares were exercised.

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

NOTE 7: COMMITMENTS AND CONTINGENCIES:

The Company, its president, its wholly-owned subsidiaries and two other employees (collectively the "defendants") have been named as defendants in an action commenced by a competitor. Also named as co-defendants are two other entities and a customer. This action arises out of the competitors contention that only those entities approved or designated by them may repair or alter its fire alarm and communication system. Commenced in the United District Court for the Southern District of New York on or about December 29, 1994, this action seeks to recover the sum of "at least $10,000,000 to be trebled according to law", together with attorney's fees, "punitive damages in an amount presently undetermined", and a permanent injunction enjoining the defendants from continuing to service the competitor's system. The plaintiff has asserted a number of claims including those for violations of the Sherman Antitrust Law, the Lanham Trademark Act, the Racketeer Influenced and Corrupt Organizations Act and numerous state laws dealing with false advertising and deceptive trade practices, tortious interference with commercial relations and unfair competition. Defendants have filed an Answer to plaintiff's Complaint and have served a Demand for the Production of Documents and a Notice of Examination Before Trial. The co-defendant customer has asserted a cross-claim against Firecom, Inc. for contribution or indemnification. While it is not possible at this preliminary stage to determine possible liability, if any, the Company has been advised by its insurance carrier that "it appears the coverage of one or more of the carrier's policy(sic) is triggered". The insurance carrier has authorized the retention of defense counsel to represent the above-named defendants and has agreed to pay defense costs, subject to a reservation of rights letter. Plaintiff's motion to disqualify defendants' counsel has been denied by Judge Thomas P. Duffy. Plaintiff's later motion, seeking to amend its complaint, was denied in part and granted in part. Discovery proceedings have been adjourned while the parties explore the possibility of settlement.

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
 RESULTS OF OPERATIONS
                        (unaudited)

LIQUIDITY

          Net cash provided by operations for the nine months ended January 31, 1996 was $852,000 which was used for the net repayment of debt($441,000), toward capital expenditures($72,000) and net equity transactions($88,000), resulting in an increase of $251,000 over that available at April 30, 1995. The Company has a revolving line of credit not to exceed $980,000($300,000 outstanding at January 31, 1996) and a first mortgage of $442,000 from a major New York bank at January 31, 1996. These notes are collateralized by all the Company's assets and are subject to certain covenants. In addition, the notes restrict the payment of common stock dividends at any time and the payment of preferred stock dividends until May, 1996. As of January 31, 1996, preferred dividends in arrears were approximately $714,000.

          The mortgage note is due July 8, 1999 and bears interest at 10.2% per annum, payable monthly. The note requires 59 monthly principal payments of $4,333.33 and a final payment of $264,333.53 on July 8, 1999. As of January 31, 1996, the outstanding balance was $442,000.

          The revolving note bears interest at prime plus 1%. Availability under the terms of the revolver is based upon eligible accounts receivable. The current maximum commitment for $980,000 under the terms of the revolving note is reduced by $140,000 each January 31st and July 31st. The commitment expires July 8, 1999. As of January 31, 1996, the outstanding balance on the revolving note was $300,000 and the interest rate in effect was prime plus 1% or 9.50%

          As of January 31, 1996, the Company was indebted on a mortgage note in the amount of $29,000 and an unsecured note in the amount of $8,000, both bearing interest at 15%, due Firecom Holdings, L.P.. Both notes are due April 30, 1996 and are subordinated to the bank debt. Monthly payments of principal and interest will amount to approximately $12,600 through maturity. All principal and interest payments are current.

          As of January 31, 1996, the Company had a five(5) year note in the amount of approximately $308,000 due Helen May resulting from the repurchase of shares as detailed in Note 6 of Notes to Consolidated Financial Statements. This note, dated July 18, 1995, bears interest at 12% per annum, payable monthly, and is subordinated to the bank debt. Principal is payable in five(5) equal annual payments. The Company's obligation under the note is secured by a pledge by the Company to the noteholder of 342,663 shares of the Company's common stock.

          Management believes that it will be able to maintain adequate working capital and cash balances to meet its needs.

RESULTS OF OPERATIONS

          Consolidated sales and net income for the nine months ended January 31, 1996 were $11,010,000 and $1,042,000 respectively as compared to $10,579,000 and $1,367,000 for the nine months ended January 31, 1995. For the three months ended January 31, 1996, consolidated sales and net income were $3,652,000 and $403,000 respectively as compared to $3,368,000 and $361,000 for the three months ended January 31, 1995. Sales for the Fire Controls division, which sells life safety and other electronic systems for high rise buildings, and the Company's FRCM Case-Acme subsidiary were flat for the nine months ended January 31, 1996 over the same period for the prior year while sales for the Company's Fire Service, Inc. subsidiary were 13% higher. Fire Controls generated 48% of total revenues, Fire Service 31% and FRCM Case-Acme 21%.

          The Company's backlog for its life safety and other systems totaled $3,036,000 at January 31, 1996 as compared to $3,205,000 at April 30, 1995. While the decrease reflects the depressed condition of the New York market, management believes that it will be able to maintain current revenue levels.

          Operating income for the nine months and three months ended January 31, 1996 was $2,069,000 and $773,000 as compared to $2,113,000 and $645,000 for the nine months and three months ended January 31, 1995. The decrease for the nine months ended January 31, 1996 as compared to the nine months of the prior year reflects increases in staff, payrolls, bad debt provisions and increased expenditures for research and development. Gross profits as a percentage of revenues for the nine months were 46.6% as compared to 45.3% for the same period of the prior year. In light of the highly competitive nature of the New York market, these results for the first nine months may not be indicative of the results for the balance of the fiscal year.

          Income tax expense was $948,000 for the nine months ended October 31, 1995 as compared to $582,000 for the same period of the prior. This reflects the fact that Net Operating Loss Carry-forwards were fully utilized in the prior year.

Significant changes in balance sheet items from April 30, 1995 to January 31, 1996 are highlighted as follows:

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

          Interest expense for the nine months and three months ended January 31, 1996 was approximately $72,000 and $22,000 respectively as compared to $158,000 and $38,000 for the six months and three months ended January 31, 1995. This decrease resulted primarily from the reduction in outstanding debt.

                    Firecom, Inc. and Subsidiaries

Part 11

Item 1: Legal Proceedings -None
        -----------------

Item 2: Exhibits and Reports on Form 8-K -None
        --------------------------------


                           Signatures


                                         Firecom, Inc.


Date: March 11, 1996                     s/s Paul Mendez
     ----------------------              -----------------------------
                                         Paul Mendez
                                         Chairman of the Board,
                                         President and Chief Executive
                                         Officer


Date: March 11, 1996                     s/s Richard K. Nelson
     ----------------------              -----------------------------
                                         Richard K. Nelson
                                         Vice President-Finance and
                                         Chief Financial Officer

                              EXHIBIT INDEX

          Exhibit
          -------

          Exhibit 27  Financial Data Schedule