Form 10KSB
period 1996-04-30
FIRECOM INC
filed 1996-07-29
CIK 732248

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON,D.C. 20549
                         ---------------------

                            FORM 10-KSB

    (Mark One)
 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 [FEE REQUIRED]
       For the fiscal year ended April 30, 1996
                                  OR

 [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934(NO FEE REQUIRED)

                       Commission File Number 0-12873
                                              -------

                               FIRECOM,INC.
 ---------------------------------------------------------------------
         (Exact name of Small Business Issuer in its charter)

          New York                             13-2934531
 -------------------------------   -----------------------------------
 (State or other jurisdiction of   (I.R.S. Employer Identification No.
  incorporation or organization)

 39-27 59th Street, Woodside, New York                11377
 -----------------------------------------------------------
 (Address of principal executive offices)           (zip code)

 Issuer's telephone number, including area code: (718) 899-6100 Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:
              Common Stock, $.01 par value per share
              --------------------------------------
                          (Title of Class)
     Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
                    YES  X    NO
                        ---      ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ( x )

     State issuer's revenues for its most recent fiscal year-$14,884,000

     The aggregate market value of the voting stock held by non-affiliates of the Issuer, based upon the average bid and asked prices for the Registrant's Common Stock, $.01 par value per share, as of July 15, 1996 was $3,628,494.

     As of July 15, 1996, the Registrant had 4,798,009 shares of
 Common Stock outstanding.
     Documents Incorporated by Reference: Definitive Proxy Statement
                                         to be filed.

                                PART I


Item 1. Business
- ------- --------

General.
- --------

          Firecom, Inc. (the "Company") was formed as a New York corporation in March 1978 to acquire the business and operating assets of Fire Controls, Inc and Commercial Radio-Sound Corp., which were engaged in the design and manufacture of custom fire detection, communications and control systems for commercial buildings and commercial audio-visual systems. The acquisition was completed in May 1978.

          Through its Fire Controls division, the Company designs, manufactures and distributes, under the Firecom brand name, safety and security systems for high rise office buildings, hotels, apartment buildings and other large commercial buildings. This division also is a distributor of Life Safety and other electronic building systems manufactured by other companies. Subsidiaries handle the maintenance of systems sold by the Company and others.

          The Company's principal executive office is located at 39-27 59th Street, Woodside, New York 11377 and its telephone number is (718) 899-6100.

Fire Alarm and Communications Systems
- -------------------------------------

          The fire alarm and communication systems or "life safety systems" designed, assembled and sold by the Company through its Fire Controls division have the following functions: (i) sensing and reporting fires, (ii) sounding alarms in the event of a fire, (iii) notifying the Fire Department of a fire through a "central station" connection, (iv) controlling basic building functions to prevent the spread of fire and smoke, and (v) allowing building-wide communication between fire fighters and building occupants. The Company designs systems for both new and existing buildings. The Company assembles the manual fire alarm station, floor warden stations, remote data gathering panels and the main fire command station which is typically located in the building's lobby. The Company purchases the sensing devices and speakers used in the system from other manufacturers. Once the system has been installed by independent electrical contractors, the Company tests and services the system. Additionally, the life safety systems have two auxiliary capabilities, energy management and security.

          During the fiscal year ended April 30, 1996, revenues from the sale of the fire alarm, communication systems and other building systems constituted approximately 57% of the Company's consolidated revenues.

Firecom 8500 Net System and Life Safety Net 2000 Systems
- ----------------------- --- ---- ------ --- ---- -------

          The new Firecom 8500 Net and LSN 2000 systems integrate addressable and intelligent fire alarm sensing devices such as smoke detectors, manual fire alarm stations and sprinkler waterflow switches, and displays the status of these devices. The Firecom 8500 Net and LSN 2000 Systems include a communication system consisting of amplifiers and loudspeakers for sounding alarms and paging from either a floor warden station or a fire command station. These newly designed fire alarm and communication systems manufactured by Firecom will be replacing the old 8500 Systems and are completely backward compatible, as well as designed to meet the needs of the national market.

Other Fire Control and Communication Systems
- --------------------------------------------

          The Company designs, assembles and markets fire control systems other than the Firecom 8500 System. The Company does not manufacture the control unit for these systems. Additionally, the Company distributes other electronic building systems and equipment under OEM agreements for Uninterrupted Power Supplies.

Service
- -------

          The Company's life safety systems are covered by a one-year warranty. The Company offers service contracts covering such systems during and after the warranty period. Several other companies compete with the Company for the servicing business. The Company's subsidiaries handle maintenance services for the Company.

          For the fiscal year ended April 30, 1996, revenues earned from servicing systems constituted approximately 43% of the Company's consolidated revenues.

Marketing
- ---------

          The Company's fire alarm, communication and other building systems are sold through an in-house sales and marketing department. Much of the Company's new business arises because building owners, electrical contractors and professional engineers in the New York City area who are familiar with the Company generally include the Company on project bidding lists.

          Firecom will be marketing the LSN 2000 System in New York City. This system represents the latest state-of-the-art available in Life Safety. The Company will also be marketing the LSN 2000 through a network of sales representatives and distributors throughout the country.

          The Company's service contracts are sold through an in-house sales and marketing department.

Customers and Suppliers
- --------- --- ---------

          The principal customers for the Company's fire alarm and communications systems are electrical contractors who install such systems and building owners.

          The Company purchases parts for its systems from a variety of suppliers. The Company believes that all such parts or alternate parts are available from several sources and has not experienced any material difficulty in obtaining supplies.

Regulations
- -----------

          The Company believes that it currently complies with all applicable building codes, zoning ordinances, occupational safety and hazard standards and other applicable federal, state and local ordinances and regulations.

Competition
- -----------

          The Company's businesses are highly competitive, with the price of products and warranty terms offered by competitors being very similar to those of the Company. The Company believes that its products perform as well or better than those of its competitors.
Some of the Company's competitors offer a broader line of products and are better financed than the Company. Additionally, the Company faces competition in the servicing of systems which the Company sells.

Patent and Trademarks
- ---------------------

          The Company holds four patents on its fire alarm products. One covers the parallel binary system and another upgrades the parallel system to a serial system. The serial system collects data from all sensors (emergency, energy or security) within the building, continuously monitoring and recording the data on a hard copy printer. The serial system could be used in facilities other than buildings, including oil refineries, mining facilities and cable TV stations, for site security, to prevent off-the-wire theft of services and to monitor interruptions in service. In addition, the system can monitor mechanical and electrical systems on board naval and merchant vessels. The third patent on the Company's multiplex system covers an integrated alarm, security building management and communication system. This integrated system provides voice communication to all emergency areas, monitors all fire alarms, security functions--such as card access, door control, intrusion and surveillance--and controls all lights, pumps and other building functions.

          The Company has received issuance by the United States Patent and Trademark Office of its fourth patent for a mechanical device called PULLplus. Currently, most alarm pull stations are mounted 60 to 64 inches above the finished floor. However, new Federal government regulations under The Americans with Disabilities Act, enacted in 1990, requires that manual stations for fire alarms must be mounted so that the pull handle is no greater than 48 inches from the finished floor. PULLplus is an economical, easy to install mechanical add-on that lowers the height at which existing alarm pull stations can be actuated. The Company has several trademarks, including the name "Firecom", that are registered with the United States Patent and Trademark Office.

Employees
- ---------

          As of July 15, 1996 Firecom, Fire Service, Inc. and FRCM Case-Acme, Inc. have approximately 121 full-time employees, 31 of whom are salaried and 90 of whom are paid on an hourly basis. All employees are located in the Woodside, New York facility. The Company believes its relationship with its employees is satisfactory and has not experienced work stoppages of a material nature.

Backlog
- -------

As of April 30, 1996 the Company had a backlog for fire control and other systems of approximately $3,178,000, substantially all of which it anticipates completing in the current fiscal year. The backlog at April 30, 1995 was approximately $3,205,000.

Item 2.  Property
- -------  --------

          The Company owns property and a building in Woodside, New York where it maintains manufacturing, sales, service and engineering operations. The two story building is fire resistant and approximately 16,000 square feet. The underlying property is approximately one acre. The building is subject to a mortgage note in the outstanding principal amount of $429,000 bearing interest at 10.2% per annum, maturing July 8, 1999.

          As a result of the accounting treatment of the original bargain purchase of the Company, the value of the building and property is not reflected on the Company's Balance Sheet. A 1994 independent appraisal indicates a current value of the property of approximately $650,000.

          The Company leases a 5000 square foot building in Woodside, New York, which it utilizes for additional warehouse space under a lease which expired March 31, 1996 at an annual average rent of $28,936. This lease is being continued on a month-to-month basis while a new lease is being negotiated. The Company also leases 1000 square feet of additional space in Woodside, New York under a lease expiring March 31, 1997 at an average annual rent of $9,600.

Item 3. Legal Proceedings
- ------- ----- -----------

          In the normal course of its operations, the Company has been named in various legal actions seeking monetary damages. While the outcome of some of these matters cannot be estimated with certainty, management does not expect, based upon consultation with legal counsel, that they will have a material effect on the Company's business.

Item 4.  Submission of Matters to a Vote of Security Holders.
- -------  ----------------------------------------------------
          None

                                PART II

Item 5.  Market for the Company's Common Stock and Related Security
- -------  ----------------------------------------------------------
         Holder Matters
         --------------

          (a) The Company's Common Stock is traded in the over-the-counter market. The following table shows the high and low bid quotations for the Company's Common Stock for the quarters indicated.

                                                Closing Bid
                                                -----------

                                           High           Low
                                           ----           ---

Fiscal 1995:

     First quarter                       $ 11/16       $ 17/32

     Second quarter                        23/32         11/16

     Third quarter                          7/10         23/32

     Fourth quarter                        23/32          9/16

Fiscal 1996:

     First quarter                        $11/16       $ 17/32

     Second quarter                        23/32         11/16

     Third quarter                          7/10         23/32

     Fourth quarter                        23/32          9/16

          The above information was obtained from stock brokers and represent prices between dealers and do not include retail markups, markdowns or commissions and may not necessarily represent actual transactions.

          (b) As of July 15, 1996, there were 369 record holders of the Company's Common Stock. The closing bid and asked prices for the Company's Common Stock on July 12, 1996 were 7/10 and 13/16 respectively.

          (c) The Company has not paid any cash dividends on its common stock to date, and the payment of cash dividends in the foreseeable future is not contemplated by the Company. The Company's loan agreements prevent it from paying dividends. Future dividend policy will depend on the Company's earnings, capital requirements, financial condition and other factors considered relevant by the Company's Board of Directors. No dividends can be paid on the common stock while there is any arrearage on the payment of dividends on the preferred stock.(arrearage was $747,000 at April 30, 1996.)

Item 6. Management's Discussion and Analysis of Financial Condition
- ------- -----------------------------------------------------------
        and Results of Operations
        -------------------------

Results of Operations
- ---------------------

          The following table sets forth items in the Consolidated Statements of Income as a percentage of sales:

                                      Relationship to Net Sales
                                      For the Years Ended April 30,
                                      -----------------------------

                                            1996        1995
                                            ----        ----

Net Sales                                  100.0%      100.0%
Cost of Sales                               51.8        54.2
Selling, General and
  Administrative Expenses                   24.1        22.5
Research & Development                       3.6         3.0
                                            ----        ----
Operating Income                            20.5        20.3
Other Income (Expense)                      (0.6)       (1.4)
Income Tax Expense(Credit)                   9.4         5.5
                                            ----        ----
Net Income                                  10.5        13.4
                                            ----        ----


1996 Fiscal Year Compared to 1995 Fiscal Year
- ---------------------------------------------

          Consolidated sales for the Company's operations increased by approximately 6%. Sales for the Fire Controls division, which sells life safety and other electronic systems for high rise buildings, were 4% greater than the prior year. The Company's Fire Service, Inc. subsidiary recorded a 14% increase while revenues for its FRCM Case-Acme, Inc. subsidiary declined approximately 1%. Fire Controls generated 48.5% of total revenues, Fire Service 30.6% and FRCM Case-Acme 20.9%.

          The increase in revenues for the Fire Controls division reflects the changing nature of the New York City market place. This resulted in contracts for new systems in existing buildings together with increased demand for upgrades and renovations to existing buildings to bring them into conformity with New York City building codes. The increase for the Fire Service, Inc. subsidiary, which services systems sold by the Fire Controls division resulted from new or expanded contracts and contract price increases. The FRCM Case-Acme, Inc. subsidiary revenues include upgrades and renovations to existing Case-Acme systems together with service contract revenues on these systems.

          The Fire Controls division backlog for its Life Safety and other systems totaled $2,839,000 at April 30, 1996, an increase of $47,000 from the backlog of April 30, 1995. FRCM Case-Acme had a backlog of approximately $339,000 for additions and retrofits to its systems at April 30, 1996 a decrease of $75,000 from the backlog of April 30, 1995. Despite the poor economic conditions and the highly competitive nature of the New York City market, the demand for the Company's systems, especially in the retrofit market, and for its maintenance services remains steady.

          Selling, general and administrative expenses for the year ended April 30, 1996 increased approximately $422,000 as compared to the year ended April 30, 1995. Increases in staff, payrolls and bad debt provisions, together with approximately $150,000 in advertising and literature costs aimed at the national market are the primary causes of this increase.

          Research and development costs were $531,000 for the year ended April 30, 1996 as compared to $432,000 in the year ended April 30, 1995. These expenditures reflect the Company's commitment to be able to provide its current and future customers with the latest state-of-the-art fire and life safety systems.

          Operating income for the 1996 fiscal year was $3,051,000 as compared to $2,856,000 for fiscal 1995. The increase in operating income for fiscal 1996 of 6.8% over fiscal 1995 resulted primarily from an increase in revenues of $795,000 together with a gross profit of 48.2% as compared to 45.8% for the year ended April 30, 1995. The increase in profitability resulted from a combination of increased sales of the higher margin upgrades and continuing cost control programs.

          Significant changes in balance sheet items from April 30, 1995 to April 30, 1996 are highlighted as follows:

          1: Accounts receivable increased at approximately the same rate as revenues, 6%, reflecting continued strong collection efforts. Management believes that reserves for doubtful accounts are adequate to cover anticipated losses in collection.
          2: Inventories were $252,000 or 28% higher at April 30, 1996 than at April 30, 1995, reflecting material requirements for jobs currently in progress.
          3: The increase in Property, plant and equipment and Other assets reflect the acquisition of equipment.
          5: The decrease in debt resulted from scheduled payments and reductions in the amount of the revolving line-of-credit outstanding.
          6: Equity changes resulted from purchase of treasury shares and an agreement to redeem additional shares as detailed in the discussuion on liquidity. Other changes resulted from the exercise of warrants.

          Interest expense for fiscal 1996 was approximately $115,000, 39% less than fiscal 1995. This resulted from the refinancing of the Company's bank loans in July, 1994 at lower interest rates and the reduction in outstanding debt.

See Part I, item 3: Legal Proceedings for discussion as to the Company's legal costs.



Liquidity
- ---------

          Net cash provided from operations was $1,505,000. Funds used for the repayment of debt($791,000), net common stock transactions ($158,000) and toward capital expenditures expenditures($95,000) resulted in a net increase in cash of $461,000. The Company's financing agreement with a major New York bank, dated July 8, 1994, was amended on April 1, 1996. As a result of the amendment, the Company has a revolving line of credit not to exceed $2,000,000 (there was no outstanding balance at April 30, 1996) and a first mortgage note of $429,000 at April 30, 1996. These notes are collateralized by all of the Company's assets and are subject to certain covenants. In addition, the notes restrict the payment of common stock dividends at any time and the payment of preferred dividends until April 1, 1999.
As of April 30, 1996, preferred dividends in arrears were approximately
$747,000.

          Availability under the terms of the revolver is based on eligible accounts receivable and inventory. The initial commitment for $2,000,000 under the terms of the revolving note is reduced by $500,000 each six months commencing October 1, 1999. There were no borrowings against the revolving loan as of April 30, 1996.

          During the fiscal year ending April 30, 1997 ("Fiscal 1997"), the Company intends to spend approximately $565,000 on research to develop new fire alarm and communication systems. These R & D expenditures will be financed from the Company's working capital.

          On June 21, 1995, the Company signed a Stock Purchase Agreement to purchase 536,494 shares of the Company's $.01 par Value Common Stock held by certain members of the May family (the "Shareholders") at $.90 per share. Terms of the agreement provide for a cash payment in the amount of $174,448.20 and a five (5) year note in the amount of $308,396.40, bearing interest at 12% per annum. Interest is to be paid monthly. The principal is to be paid in five equal annual installments of $61,679.28. The Company's obligation under the note is to be secured by a pledge by the Company to the noteholder of 342,663 shares of the Company's Common Stock.

          At the same time, the Company and the Shareholders entered into an Option and Escrow Agreement relative to an additional 536,494 shares of the Company's Common Stock (the "Option Shares"). Under the terms of this agreement, on September 1, 1998 each Shareholder has the right, but not the obligation, to require the Company to purchase, in whole or in part, his Option Shares (the "Put Option") at a price of $1.10 per share. The Put Option is conditional upon the Company meeting certain financial targets. At any time under this agreement, the Company shall have the right, but not the obligation, to purchase all of the Option Shares, in whole or in part(the "Call Option") at a purchase price of $1.25 per share. Payment for the Option Shares upon exercise of the Put or Call Option shall be one-half (1/2) in cash and one-half (1/2) with a five (5) year note bearing interest at prime plus 3%. The notes issued upon purchase of the Option Shares will be secured by a pledge by the Company of shares of its Common Stock. Upon final execution of this agreement, the Shareholders will deliver to the Company irrevocable proxies to permit Mr. Paul Mendez, Chairman of the Company, to vote the Option Shares until the expiration of this agreement.

          The Company's working capital was approximately $5,698,000 at April 30, 1996. Management believes that it will be able to maintain adequate working capital and cash balances to meet the needs of the Company.

Inflation
- ---------

          The impact of inflation on the Company's contracts is not material since the Company's labor contracts are normally controlled by union contracts covering a period of two or more years.

Item 7. Financial Statements
- ------- --------------------

        The consolidated financial statements required to be filed hereunder are indexed at Page F-1 and are incorporated herein by reference.

Item 8. Changes in and Disagreements with Accountants
- ------- ---------------------------------------------

        In connection with the audit of the two most recent fiscal years and any subsequent interim period, there were no disagreements with Rothstein, Kass & Company, P.C. on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.


                          PART III

          Incorporated by reference to Registrant's definitive Proxy
Statement.

Item 14. Exhibits and Reports on Form 8-K
- -------- --------------------------------

(a)      Exhibits

        3(a) Certificate of Incorporation of the Company filed March 16, 1978. [incorporated by reference to Exhibit 3(a) to the Company's Registration Statement on Form S-18 (Commission File No.2-87583-NY), filed on October 31, 1983].

        3(b) Certificate of Amendment to the Certificate of Incorporation of the Company filed December 6, 1979
              [incorporated by reference to Exhibit 3(b) to the Company's Registration Statement on Form S-18 (Commission File No. 2-87583-NY), filed on October 31, 1983].

        3(c) Certificate of Amendment to the Certificate of Incorporation of the Company filed December 31, 1980 [incorporated by reference to Exhibit 3(c) to the Company's Registration Statement on Form S-18 (Commission File No. 2-87583-NY), filed on October 31, 1983].

        3(d) Certificate of Amendment to the Certificate of Incorporation of the Company filed April 23, 1981
              [incorporated by reference to Exhibit 3(d) to the Company's Registration Statement on Form S-18 (Commission File No. 2-87583-NY), filed on October 31, 1983].

        3(e) Certificate of Amendment to the Certificate of Incorporation of the Company filed August 12, 1983
              [incorporating by reference to Exhibit 3(e) to the Company's Registration Statement on Form S-18 (Commission File No. 2-87583-NY), filed on October 31, 1983].

        3(f) Certificate of Amendment to the Certificate of Incorporation of the Company filed February 4, 1985
              [incorporated by reference to Exhibit 3(f) to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1985].

        3(g) Certificate of Amendment of the Certificate of Incorporation of the Company filed August 4, 1986 stating the Designation and Preference of the Company's Series A Preferred Stock [incorporated by reference to Exhibit 3(g) to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1987].

        3(h) Certificate of Amendment of the Certificate of Incorporation of the Company filed March 1987, limiting the director's liability in certain circumstances [incorporated by reference to Exhibit 3(j) to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1988].

        3(i) Certificate of Amendment of the Certificate of Incorporation of the Company filed June 5, 1991, changing the Designation and Preference of the Company's Series A Preferred Stock [incorporated by reference to
              Exhibit 3(i) to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1991].

        3(j) Certificate of Amendment to the Certificate of Incorporation ratified and adopted April 1, 1993
              (incorporated by reference to Exhibit A to the Company's Proxy Statement for the Annual Meeting of Shareholders held on April 1, 1993)

        3(k) By-laws of the Company(incorporated by reference to Exhibit 3(f) to the Company's Registration Statement on Form S-18 (Commission File No. 2-87583-NY), filed on October 31, 1983].

        3(l) Amendment to the By-laws of the Company approved and adopted by the Company's Board of Directors on May 13, 1987 [incorporated by reference to Exhibit 3(i) to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1987].

        3(m) Amendment to the By-laws of the Company approved and adopted by the Company's Board of Directors on May 2, 1991 [incorporated by reference to Exhibit 3.1 to the Company's Report on Form 8-K dated May 3, 1991].

        4(a) Form of Common Stock Certificate [incorporated by reference to Exhibit 4 to Amendment No. 2 to the Company's Registration Statement on Form S-18 (Commission File No. 2-87583-NY) filed on January 16, 1984].

        4(b) Warrant dated July 31, 1986 entitling Mobex Corporation (transferred to Jindas B. Shah on June 1, 1990 and transferred to Firecom Holdings, L.P. on July 18, 1991) to purchase 500,000 shares of the Company's Common Stock [incorporated by reference to Exhibit C to Exhibit 1 to the Company's Report on Form 8-K dated August 14, 1986] as amended by the Modification Agreement dated March 24, 1989, by and among Mobex Corporation, the Company and Fire Service, Inc. [incorporated by reference to Exhibit
              10.2 to the Company's Report on Form 8-K dated April 11,
              1989].

        4(c) Registration Rights Agreement dated July 31, 1986, between Mobex Corporation and the Company (assigned to Jindas B. Shah June 1, 1990 and assigned to Firecom
              Holdings L.P. on July 18, 1991) [incorporated by reference to Exhibit 2 to the Company's Report on Form 8-K dated August 14, 1986].

        9 Voting Trust Agreement dated July 31, 1986 between Mobex Corporation, as trustor and Gregory Katz, as trustee (transferred to Firecom Holdings, L.P. on July 18, 1991) [incorporated by reference to Exhibit 3 to the Company's Report on Form 8-K dated August 14, 1986].

        10(a) Employment Agreement dated as of May 24, 1991 between the
              Company and Howard Kogen.(incorporated by reference to the Company's Report on Form 10K for the year ended April 30, 1991)

        10(b) Employment Agreement dated as of May 24, 1991 between the
              Company and Antoine P. Sayour.(incorporated by reference to the Company's Report on Form 10K for the year ended April 30, 1991)

        10(c) Employment Agreement dated as of December 31, 1992 with
              Paul Mendez, and Amendment thereto dated March 28, 1995 [incorporated by reference to Exhibit 10(c) to the Company's Report of Form 10K for the year ended April 30, 1995].

        10(d) Stock Appreciation Rights Agreement dated as of December
              31, 1992 with Paul Mendez [incorporated by reference to
              Exhibit 10(d) to the Company's Report on Form 10K for the year ended April 30, 1993].

        10(e) Company's 1986 Non-Qualified Stock Option Plan
              [incorporated by reference to Exhibit A to the Company's Proxy Statement for the Annual Meeting of Shareholders dated January 5, 1987].

        10(f) Note Purchase Agreement dated as of March 27, 1989 among the Company, Fire Service, Inc., Norwood Venture Corp. and Jonathan Ingham [incorporated by reference to
              Exhibit 10.1 to the Company's Report on Form 8-K dated April 11, 1989].

        10(g) Modification Agreement dated as of March 24, 1989 by and among Mobex Corporation, the Company and Fire
              Service, Inc. [incorporated by reference to Exhibit 10.2 to the Company's on Form 8-K dated April 11, 1989].

        10(h) Modification Agreement dated as of May 31, 1991 by and between Jindas B. Shah and the Company (assigned to Firecom Holdings, L.P. on July 18, 1991) [incorporated by reference to Exhibit 10(g) to the Company's Report on Form 10K for year the ended April 30, 1991].

        10(i) Asset Purchase Agreement dated as of May 24, 1993 with
              Case Acme Inc. [incorporated by reference to Exhibit 10(i) to the Company's Report on Form 10K for the year ended April 30, 1993].

        10(j) Employment Agreement dated May 1, 1994 between the
              Company and Howard Kogen [incorporated by reference to Exhibit 10(j) to the Company's Report on Form
              10K for the year ended April 30, 1994].

        10(k) Employment Agreement dated May 1, 1994 between the
              Company and Antoine P. Sayour [incorporated by reference to Exhibit 10(k) to the Company's Report on Form 10K for the year ended April 30, 1994].

        10(l) Stock Purchase Agreement dated June 21, 1995 between the
              Company and Helen May, etal [incorporated by reference to Exhibit 10(l) to the Company's Report on Form 10K for the year ended April 30, 1995].

        10(m) Option and Escrow Agreement dated July 14, 1995 between the Company and Helen May, etal [incorporated by reference to Exhibit 10(m) to the Company's Report on Form 10K for the year ended April 30, 1995].

        22    Subsidiaries of the Company [incorporated by reference to
              Exhibit 22 to the Company's Report on Form 10K for the year ended April 30, 1993].

(b)     Reports on Form 8-K- None
    ---------

                            FIRECOM, INC. AND SUBSIDIARIES

                          CONSOLIDATED FINANCIAL STATEMENTS
                                         AND
                            INDEPENDENT AUDITORS' REPORT

                                    APRIL 30, 1996

                            FIRECOM, INC. AND SUBSIDIARIES




                                       CONTENTS



     INDEPENDENT AUDITORS' REPORT                                         F-2

     CONSOLIDATED FINANCIAL STATEMENTS:

     CONSOLIDATED BALANCE SHEET                                           F-3

     CONSOLIDATED STATEMENTS OF INCOME                                    F-4

     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY                      F-5

     CONSOLIDATED STATEMENTS OF CASH FLOWS                          F-6 - F-7

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                     F-8 - F-15

     280 Corporate Center
     85 Livingston Avenue, Roseland, New Jersey 07068-1785
     (201) 994-6666/ (212) 490-7700/ FAX (201) 994-0337

     ------------------------------------------ROTHSTEIN, KASS & COMPANY, P.C.
                                               Certified Public Accountants



                             INDEPENDENT AUDITORS' REPORT



     The Board of Directors and Stockholders of
      Firecom, Inc. and Subsidiaries


     We have audited the accompanying consolidated balance sheet of Firecom, Inc. and Subsidiaries as of April 30, 1996 and the related consolidated statements of income, stockholders' equity and cash flows for the years ended April 30, 1996 and 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Firecom, Inc. and Subsidiaries at April 30, 1996, and the consolidated results of their operations and their cash flows for the years ended April 30, 1996 and 1995 in conformity with generally accepted accounting principles.


                                  /s/ Rothstein, Kass & Company, P.C.



     Roseland, New Jersey
     June 7, 1996

                            FIRECOM, INC. AND SUBSIDIARIES

                              CONSOLIDATED BALANCE SHEET
                                    April 30, 1996


                                        ASSETS
     CURRENT ASSETS:
       Cash and cash equivalents                      $ 2,165,000
       Accounts receivable, net of allowance for
        doubtful accounts of $319,000                   3,717,000
       Inventories                                      1,152,000
       Deferred tax assets                                438,000
       Prepaid expenses and other                          11,000
                                                      -----------
            Total current assets                                     $ 7,483,000

     PROPERTY, PLANT AND EQUIPMENT, less accumulated
       depreciation and amortization of $588,000                         476,000

     OTHER ASSETS:
       Product enhancement costs, less accumulated
         amortization of $383,000                         125,000
       Prepaid loan fees                                   32,000
                                                      -----------
                                                                         157,000
                                                                     -----------
                                                                     $ 8,116,000
                                                                     ===========

                         LIABILITIES AND STOCKHOLDERS' EQUITY


     CURRENT LIABILITIES:
       Current portion of notes payable               $   113,000
       Accounts payable                                   506,000
       Accrued expenses and other                         963,000
       Income taxes payable                               203,000
                                                      -----------
            Total current liabilities                                $ 1,785,000

     LONG-TERM LIABILITIES:
       Notes payable                                      624,000
       Accrued compensation                               104,000
       Deferred tax liability                              63,000
                                                      -----------
            Total long-term liabilities                                  791,000

     MANDATORY REDEEMABLE COMMON STOCK                                   590,000

     COMMITMENTS AND CONTINGENCIES

     STOCKHOLDERS' EQUITY:
       Preferred stock, par value $1,
        authorized 1,000,000 shares, none issued
       Series A preferred stock, stated value
        $1,197.50, authorized, issued and outstanding
        1,200 shares                                    1,437,000
       Common stock, par value $.01,
        authorized 10,000,000 shares,
        issued 5,162,339, outstanding 4,714,676            52,000
       Capital in excess of par value                   1,593,000
       Retained earnings                                2,278,000
                                                      -----------
                                                        5,360,000

       Less treasury stock, at cost, 447,663 shares       410,000
                                                      -----------
            Total stockholders' equity                                 4,950,000
                                                                     -----------

                                                                     $ 8,116,000
                                                                     ===========

              See accompanying notes to consolidated financial statements.

                            FIRECOM, INC. AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF INCOME
                         Years Ended April 30, 1996 and 1995

                                                        1996             1995
                                                   ------------     ------------
     NET SALES:
       Product                                     $  8,530,000     $  8,297,000
       Services                                       6,354,000        5,792,000
                                                   ------------     ------------
                                                     14,884,000       14,089,000
                                                   ------------     ------------

     COST OF SALES:
       Product                                        4,698,000        4,775,000
       Services                                       3,015,000        2,859,000
                                                   ------------     ------------
                                                      7,713,000        7,634,000
                                                   ------------     ------------

     GROSS PROFIT                                     7,171,000        6,455,000
                                                   ------------     ------------
     OPERATING EXPENSES:
       Selling, general and administrative            3,589,000        3,167,000
       Research and development                         531,000          432,000
                                                   ------------     ------------
            Total operating expenses                  4,120,000        3,599,000
                                                   ------------     ------------

     INCOME FROM OPERATIONS                           3,051,000        2,856,000
                                                   ------------     ------------

     OTHER INCOME (EXPENSE):
       Interest income                                   30,000             -
       Interest expense                               (115,000)        (190,000)
                                                   ------------     ------------
                                                       (85,000)        (190,000)
                                                   ------------     ------------

     INCOME BEFORE INCOME TAX EXPENSE                 2,966,000        2,666,000

     INCOME TAX EXPENSE                               1,404,000          775,000
                                                   ------------     ------------

     NET INCOME                                     $ 1,562,000      $ 1,891,000
                                                   ============     ============

     NET INCOME APPLICABLE TO COMMON SHAREHOLDERS
       Primary and fully diluted                    $ 1,463,000      $ 1,762,000
                                                   ============     ============

     NET INCOME PER COMMON SHARE
       Primary and fully diluted                    $       .25      $       .30
                                                   ============     ============

     WEIGHTED AVERAGE NUMBER OF SHARES USED IN
      COMPUTING EARNINGS PER SHARE
       Primary                                        5,801,000        5,817,000
                                                   ============     ============

       Fully-diluted                                  5,960,000        5,862,000
                                                   ============     ============

              See accompanying notes to consolidated financial statements.

                            FIRECOM, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         Years Ended April 30, 1996 and 1995



                                   Series A
                                   Preferred
                                     Stock           Common Stock    Capital in
                               ---------------     ----------------   Excess of
                               Shares   Amount     Shares    Amount   Par Value
                               ------   ------     ------    ------   ---------
     BALANCES,
       April 30, 1994          1,200  $1,437,000  5,031,038 $50,000  $2,242,000

     NET INCOME
                               -----  ----------  --------- -------  ----------

     BALANCES,
       April 30, 1995          1,200   1,437,000  5,031,038  50,000   2,242,000

     PURCHASE OF TREASURY
      STOCK

     ISSUANCE OF PUT OPTION                                            (590,000)

     RETIREMENT OF TREASURY
      STOCK                                        (202,031) (2,000)   (172,000)

     WARRANTS EXERCISED                             333,332   4,000     113,000

     NET INCOME
                               -----  ----------  --------- -------  ----------

     BALANCES,
       April 30, 1996          1,200  $1,437,000  5,162,339 $52,000  $1,593,000
                               =====  ==========  ========= =======  ==========



                                 Retained
                                 Earnings
                                 (Accumu-        Treasury Stock
                                  lated         -----------------
                                 Deficit)       Shares     Amount     Total
                                ---------       ------     ------   ----------

     BALANCES,
       April 30, 1994           $(1,175,000)    13,000  $  (1,000)  $2,553,000

                                  1,891,000                          1,891,000
     NET INCOME                 -----------    -------  ---------   ----------

     BALANCES,
       April 30, 1995               716,000     13,000     (1,000)   4,444,000

     PURCHASE OF TREASURY
      STOCK                                    636,694   (583,000)    (583,000)

     ISSUANCE OF PUT OPTION                                           (590,000)

     RETIREMENT OF TREASURY
      STOCK                                   (202,031)   174,000           -

     WARRANTS EXERCISED                                                117,000

     NET INCOME                   1,562,000                          1,562,000
                                -----------    -------  ---------   ----------

     BALANCES,
       April 30, 1996           $ 2,278,000    447,663  $(410,000)  $4,950,000
                                ===========    =======  =========   ==========

              See accompanying notes to consolidated financial statements.

                            FIRECOM, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Increase (Decrease) in Cash and Cash Equivalents
                         Years Ended April 30, 1996 and 1995


                                                            1996        1995
                                                        ----------- -----------
     CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income                                       $ 1,562,000 $ 1,891,000
                                                        ----------- -----------
       Adjustments to reconcile net income to net cash
        provided by operating activities:
         Depreciation and amortization                      132,000     137,000
         Provision for doubtful accounts                    259,000     222,000
         Amortization of loan fees                           10,000       8,000
         Deferred income tax expense (credit)               (30,000)    178,000
         Changes in operating assets and liabilities:
           Increase in accounts receivable                 (482,000)   (350,000)
           Decrease (increase) in inventories              (252,000)    186,000
           Decrease (increase) in prepaid expenses and
             other                                           46,000     (38,000)
           Increase (decrease) in accounts payable           55,000    (174,000)
           Increase (decrease) in accrued expenses and
             other                                           (5,000)    128,000
           Increase (decrease) in income taxes payable      190,000     (26,000)
           Increase (decrease) in accrued compensation       20,000      (9,000)
                                                        ----------- -----------
                  Total adjustments                         (57,000)    262,000
                                                        ----------- -----------

     NET CASH PROVIDED BY OPERATING ACTIVITIES            1,505,000   2,153,000
                                                        ----------- -----------


     NET CASH USED IN INVESTING ACTIVITY, acquisition of
       property, plant and equipment                        (95,000)    (37,000)
                                                        ----------- -----------

     CASH FLOWS FROM FINANCING ACTIVITIES:
       Payments for loan fees                                           (30,000)
       Repayment of notes payable                          (791,000) (1,072,000)
       Proceeds from the sale of common stock               117,000
       Payments for the purchase of treasury stock         (275,000)
                                                        ----------- -----------

     NET CASH USED IN FINANCING ACTIVITIES                 (949,000) (1,102,000)
                                                        ----------- -----------

     NET INCREASE IN CASH AND CASH EQUIVALENTS              461,000   1,014,000

     CASH AND CASH EQUIVALENTS:
       Beginning of year                                  1,704,000     690,000
                                                        ----------- -----------

       End of year                                      $ 2,165,000 $ 1,704,000
                                                        =========== ===========

              See accompanying notes to consolidated financial statements.

                            FIRECOM, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                             Increase (Decrease) in Cash
                         Years Ended April 30, 1996 and 1995

                                                              1996       1995
                                                          -----------  ---------

     SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
       Cash paid for interest during the year             $   119,000  $ 190,000
                                                          ===========  =========

       Cash paid for income taxes during the year         $ 1,244,000  $ 623,000
                                                          ===========  =========

     SUPPLEMENTAL DISCLOSURES OF NONCASH
       FINANCING ACTIVITY;
       note payable issued for the purchase of
         treasury stock                                   $   308,000  $    -
                                                          ===========  =========




              See accompanying notes to consolidated financial statement.

                            FIRECOM, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     NOTE 1 -  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
               POLICIES:

               NATURE OF BUSINESS - Firecom, Inc. and Subsidiaries (the "Company") operate in the building products industry including the design, manufacture and service of fire safety systems and products. The company sells its products and services to a variety of end users (i.e., building owners and managers) and contractors, primarily in the New York metropolitan area. None of the Company's customers exceed 10% of consolidated net sales. A majority of the Company's employees are employed under a union contract.

               PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Firecom, Inc. and its wholly-owned subsidiaries, Fire Service, Inc. and FRCM Case-Acme, Inc. All intercompany balances and transactions have been eliminated in consolidation.

               FAIR VALUE OF FINANCIAL INSTRUMENTS - The fair value of the Company's assets and liabilities, which qualify as financial instruments under Statement of Financial Accounting Standards No. 107 (SFAS 107), "Disclosures about Fair Value of Financial Instruments," approximates the carrying amounts presented in the balance sheet.

               CASH EQUIVALENTS - Cash equivalents include all highly liquid instruments having a maturity of less than three months from the purchase date. Cash equivalents include Certificates of Deposit.

               INVENTORIES - Inventories, which include material, labor and overhead costs, are stated at the lower of cost or market, with cost determined on the first-in, first-out (FIFO) method.

               IMPAIRMENT OF LONG-LIVED ASSETS - The Company periodically assesses the recoverability of the carrying amounts of long-lived assets, including intangible assets. A loss is recognized when expected undiscounted future cash flows are less than the carrying amount of the asset. The impairment loss is the difference by which the carrying amount of the asset exceeds its fair value.

               PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment are stated at cost and are being depreciated using the straight-line method over the estimated useful lives of the assets ranging from 5 to 15 years.

               OTHER ASSETS - Product enhancement costs are amortized using the straight-line method over five years.

               INCOME TAXES - The Company complies with Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes," which requires an asset and liability approach to financial reporting of income taxes. Deferred income tax assets and liabilities are computed annually for differences between financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to effect taxable income. Valuation allowances are established, when necessary, to reduce the deferred income tax assets to the amount to be realized.

                            FIRECOM, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

               REVENUE RECOGNITION - Revenues related to manufacturing operations are recognized when goods are shipped. Revenues related to service contracts are recognized on a straight-line basis over the contract period.

               The Company uses the percentage-of-completion method of accounting to determine income on its fire safety installation contracts. The percentage-of-completion is determined by relating the total costs incurred to date to management's estimate of total contract costs. Revisions in estimates and projected losses on contracts are recognized in the period when they become known.

               NET INCOME PER COMMON SHARE - Net income per common share is computed based on net income applicable to common shareholders divided by the weighted average number of common and common equivalent shares outstanding. Net income applicable to common shareholders is computed by reducing net income for preferred stock dividends and adjusting interest as a result of applying the Modified Treasury Stock Method. Common equivalent shares include shares issuable upon exercise of outstanding stock options and warrants, net of shares assumed to have been purchased with the resultant proceeds, if dilutive. Fully-diluted weighted average number of shares outstanding assumes shares issued from the exercise of stock options and warrants to have been outstanding for the full year. For the year ended April 30, 1995, both net income and weighted average number of shares outstanding are adjusted to assume the maximum conversion of convertible promissory notes.

               USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     NOTE 2 -  INVENTORIES:

               Inventories consist of the following at April 30, 1996:

               Raw materials and sub-assemblies              $1,051,000
               Work-in-process                                  101,000
                                                             ----------

                                                             $1,152,000
                                                             ==========

                            FIRECOM, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     NOTE 3 -  PROPERTY, PLANT AND EQUIPMENT:

             Property, plant and equipment consist of the following at April 30, 1996:

               Building improvements                         $  254,000
               Machinery and equipment                          558,000
               Furniture and fixtures                           252,000
                                                             ----------
                                                              1,064,000
               Less accumulated depreciation
                 and amortization                               588,000
                                                             ----------

                                                             $  476,000
                                                             ==========

             During the year ended April 30, 1996, property, plant and equipment, which was fully depreciated in the amount of $115,000, was abandoned.

     NOTE 4 -  ACCRUED EXPENSES AND OTHER:

             Accrued expenses and other consist of the following at April 30, 1996:

               Professional fees                              $  28,000
               Vacation                                         179,000
               Incentive compensation                           333,000
               Payroll                                          138,000
               Fringe benefits                                   90,000
               Deferred revenues                                 36,000
               Sales tax                                         70,000
               Warranty                                          41,000
               Other                                             48,000
                                                              ---------

                                                              $ 963,000
                                                              =========

     NOTE 5 -  NOTES PAYABLE:

             Notes payable consist of the following at April 30, 1996:

                                                         Interest
                                                           Rate
                                                           ----
               Note payable to May Family, pursuant
                to Stock Purchase Agreement, (See
                Note 8) in annual installments of
                $61,679, plus interest, through June
                21, 2000.                                  12.0%    $ 308,000

               First mortgage note payable in monthly
                installments of $4,333, plus                          429,000
                interest, through July 8, 1999.            10.2%    ---------
                                                                      737,000

               Less current portion                                   113,000
                                                                    ---------

                                                                    $ 624,000
                                                                    =========

                            FIRECOM, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     NOTE 5 -  NOTES PAYABLE (CONTINUED):

               At April 30, 1996, the Company had an unused line of credit of up to $2,000,000 which expires in July 1999.

               Aggregate future principal payments are as follows:

               Year ending April 30:
                   1997                                     $   113,000
                   1998                                         114,000
                   1999                                         114,000
                   2000                                         335,000
                   2001                                          61,000
                                                            -----------

                                                            $   737,000
                                                            ===========

               At April 30, 1996, the prime interest rate was 8.25%.

     NOTE 6 -  STOCK OPTIONS, STOCK APPRECIATION RIGHTS AND WARRANTS:

               STOCK OPTIONS - On January 27, 1987, the shareholders of the Company approved the adoption of a stock option plan (the "Plan"), which expires April 30, 2001, to replace the existing incentive stock option plan (the "Old Plan"). The Plan had 350,000 shares of common stock reserved for issuance. On September 29, 1994, the Plan was amended to increase the common stock reserved for issuance to 600,000 shares. Participants who held stock options under the Old Plan surrendered such options in exchange for an equal number of options under the Plan. The exercise price of options granted under the Plan shall not be less than 85% of the fair market value of the shares at the date of grant. Information relating to the stock options under the Plan during the years ended April 30, 1996 and 1995 is as follows:

                                                         Number      Per Share
                                                        of Shares   Option Price
                                                        ---------   ------------

               Outstanding at April 30, 1994             263,270     $  .30-.58
               Granted                                   238,400            .60
               Expired                                   (3,000)            .30
                                                       ---------     ----------

               Outstanding at April 30, 1995             498,670        .30-.60
               Expired                                   (3,000)            .30
                                                       ---------     ----------

               Outstanding at April 30, 1996             495,670     $  .30-.60
                                                       =========     ==========

               Exercisable at April 30, 1996             304,950     $  .30-.60
                                                       =========     ==========


             The exercise price of the above options approximated or exceeded fair market value at the date of grant.

                            FIRECOM, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     NOTE 6 -  STOCK OPTIONS, STOCK APPRECIATION RIGHTS AND WARRANTS
               (CONTINUED):

             STOCK APPRECIATION RIGHTS - The Company has stock appreciation rights agreements (SARs) with certain stockholders which grants them the right to receive in cash the excess of the fair market value (FMV) of a common share over the base prices (as defined in the agreements). The following summarizes the SARs at April 30, 1996:

                        Rights       Rights           Base
                        Granted   Exercisable        Price         FMV
                        -------   -----------        -----         ---

                        100,000     100,000        $ .28125     $.68750
             (A)        200,000     120,000          .2500       .68750
             (A)        100,000      60,000          .5000       .68750
             (A)        100,000      60,000         1.0000       .68750
             (A)        100,000      60,000         1.5000       .68750

          (A) These rights have been granted pursuant to an agreement with the Chairman of the Company and are exercisable in pro-rata installments over a five year period. In February 1994, the agreement was amended whereby if any rights are exercised, no cash payment would be made prior to May 1, 1996. All unexercised rights will expire December 2002.

          Selling, general and administrative expenses include a charge of approximately $29,000 for the year ended April 30, 1996 and a credit of approximately $9,000 for the year ended April 30, 1995 for compensation as a result of the SARs. At April 30, 1996, no rights have been exercised pursuant to the agreements. At April 30, 1996, the Company has accrued compensation of approximately $104,000 as a result of the SARS.

          WARRANTS - In 1987, in connection with the acquisition of its discontinued Auth Division, the Company issued warrants to purchase 500,000 shares of the Company's common stock with an exercise price, as amended, of $1.20 per share. The warrants are exercisable beginning July 31, 1987 for a period of ten years. Upon redemption of the Series A preferred stock (See Note 7) by the Company, a proportionate amount of the warrants terminate.

          As a result of repaying the convertible notes on July 8, 1994, the rights to purchase 1,333,333 shares of common stock were converted into warrants with an exercise price of $.35 per share. The warrants are exercisable immediately with 83,333 shares expiring quarterly beginning June 1995 through March 1999. As of April 30, 1996, 333,332 shares were exercised.

                            FIRECOM, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     NOTE 7 -  SERIES A PREFERRED STOCK:

          The Company issued Series A preferred stock which is redeemable at its option for $1,197.50 per share plus dividends accrued as outlined below from and after May 1, 1990.

          Dividends are cumulative and accrue as follows:

                 Amount of
             Dividend Per Share                          Period
             ------------------                          ------

                 $  50.00                    August 1, 1986 - July 31, 1988
                 $  70.00                    August 1, 1988 - July 31, 1990
                 $  90.00                    August 1, 1990 - May 31, 1991
                 $ 107.75                    Annually beginning June 1, 1991

          As of April 30, 1996, dividends in arrears were approximately $747,000 and payment is restricted until April 1999 under the notes payable.

     NOTE 8 -  COMMON STOCK:

               On June 21, 1995, the Company signed a Stock Purchase Agreement to purchase 536,494 shares of the Company's $.01 par value common stock held by certain members of the May family (the "shareholders") at $.90 per share. Terms of the agreement provide for a cash payment in the amount of $174,448 and a five
               (5) year note in the amount of $308,397, bearing interest at 12% per annum. Interest is to be paid monthly. The principal is to be paid in five equal annual installments of $61,679. The Company's obligation under the note is to be secured by a pledge by the Company to the noteholder of 342,663 shares of the Company's common stock.

               At the same time, the Company and the Shareholders entered into an Option and Escrow Agreement relative to an additional 536,494 shares of the Company's common stock (the "Option Shares").
               Under the terms of this agreement, on September 1, 1998 the Shareholders have the right, but not the obligation, to require the Company to purchase, in whole or in part, their Option Shares (the "Put Option") at a price of $1.10 per share. The Put Option is conditional upon the Company meeting certain financial targets. At any time under this agreement, the Company shall have the right, but not the obligation, to purchase all of the Option Shares, in whole or in part (the "Call Option") at a purchase price of $1.25 per share. Payment for the Put Option or the Call Option shall be one-half (1/2) in cash and one-half (1/2) with a five (5) year note bearing interest at prime plus 3%. Upon final execution of this agreement, the Shareholders will deliver to the Company irrevocable proxies to permit Mr. Paul Mendez, Chairman of the Company, to vote the Option Shares until the expiration of this agreement.

               During the year ended April 30, 1996, the Company issued 333,332 shares of its common stock upon the exercise of warrants (See
               Note 6) with approximate proceeds to the Company of $117,000.

                            FIRECOM, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     NOTE  9 -     PENSION PLAN CONTRIBUTIONS:

                   The Company makes contributions to a union-sponsored multi-employer defined contribution pension plan based on the wages paid to union employees covered under union contracts. Contributions to the multi-employer plan amounted to approximately $74,000 and $66,000 in 1996 and 1995, respectively. The Company has no intention of withdrawing from the plan, nor has the Company been informed that there is any intention to terminate the plan.

     NOTE 10 -     INCOME TAXES:

                   The provision for income taxes in the accompanying consolidated statements of income consists of the following:

                                                         Year Ended April 30,
                                                      --------------------------
                                                         1996             1995
                                                      -----------      ---------

             Current:
             Federal                                  $   854,000      $ 385,000
             State and City                               580,000        212,000
                                                      -----------      ---------
                                                        1,434,000        597,000
                                                      -----------      ---------

             Deferred:
             Federal                                      (19,000)       148,000
             State and City                               (11,000)        30,000
                                                      -----------      ---------
                                                          (30,000)       178,000
                                                      -----------      ---------

                  Total                               $ 1,404,000      $ 775,000
                                                      ===========      =========

             The following reconciles the computed income tax expense at the Federal statutory rate to the actual provision for income taxes:

                                                              1996         1995
                                                             ------       ------

             Computed tax expense at Federal statutory rate    35 %         35 %
             State and city provision, net of Federal tax      13           13
             Net operating loss carryforwards and tax credits               (4)
             Other                                             (1)          (3)
             Change in valuation allowance                                 (12)
                                                             ------       ------

                                                               47 %         29 %
                                                             ======       ======

             As a result of the current year operating income, no valuation allowance was deemed necessary at April 30, 1996.

                            FIRECOM, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     NOTE 10 - INCOME TAXES (CONTINUED):

          The components of the Company's deferred tax assets and liabilities at April 30, 1996 under SFAS 109 are as follows:
                                                             State
                                                Federal     and City     Total
                                                -------     --------     -----
          Deferred Tax Assets:
           Tax benefit attributable to:
            Allowance for doubtful accounts   $  91,000   $  59,000   $ 150,000
            Accrued incentive bonuses            95,000      62,000     157,000
            Other (warranty, SARs, inventory
              and other)                         80,000      51,000     131,000
                                              ---------   ---------   ---------
                                                266,000     172,000     438,000
           Deferred tax liability, tax
             depreciation in excess of book
             depreciation                        38,000      25,000      63,000
                                              ---------   ---------   ---------

          Net deferred tax asset              $ 228,000   $ 147,000   $ 375,000
                                              =========   =========   =========

     NOTE 11 - COMMITMENTS AND CONTINGENCIES:

               On December 31, 1992, the Company entered into an employment agreement ("agreement") with the Chairman of the Company, which was amended on March 28, 1995, providing for base salary plus incentive compensation and fringe benefits as defined in the agreement, through December 31, 1997. At April 30, 1996, the Company has accrued $224,000 of incentive compensation and $85,000 of accrued fringe benefits.

               The Company, its president, its wholly-owned subsidiaries and two other employees (collectively the "defendants") were named as defendants in an action commenced by a competitor. Also named as co-defendants were two related entities and a customer. On March 28, 1996, this litigation was settled with no material effect on the Company's financial position, operations or cash flows.

               In addition, various other lawsuits and claims arising in the ordinary course of business have been instituted against the Company. While the ultimate effects of such litigation cannot be determined at present, it is management's opinion, based on the advice of legal counsel, that any liabilities resulting from the actions would not have a material effect on the Company's financial position, results of operations or cash flows.

     NOTE 12 - CONCENTRATION OF CREDIT RISK:

               The Company's cash, including Certificates of Deposit of approximately $1,030,000 are maintained in a financial institution, and at times exceeds the Federal Deposit Insurance Corporation coverage of $100,000. Management regularly monitors the financial condition of the financial institution in order to keep the potential risk to a minimum.

                              SIGNATURES
                              ----------

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                       FIRECOM, INC.

                                          s/s Paul Mendez
Date: July 23, 1996                    By-------------------------
                                         Paul Mendez, Chairman of
                                         the Board, President and
                                         Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature                   Title                       Date
- ---------                   -----                       ----

s/s Paul Mendez
- -------------------------   Chairman of the Board,    July 23, 1996
Paul Mendez                  President and Chief
                             Executive Officer
s/s Richard K. Nelson
- -------------------------   Vice-President-Finance    July 23, 1996
Richard K. Nelson            (Principal Financial
                             Officer)
s/s Peter Barotz
- -------------------------    Director                 July 23, 1996
Peter Barotz

s/s Jon Brody
- -------------------------    Director                 July 23, 1996
Jon Brody

s/s Ronald A. Levin
- -------------------------    Director                 July 23, 1996
Ronald A. Levin

s/s Orhan I. Sadik-Khan
- -------------------------    Director                 July 23, 1996
Orhan I. Sadik-Khan

s/s Richardson G. Scurry, Jr.
- -------------------------    Director                 July 23, 1996
Richardson G. Scurry, Jr.

                          EXHIBIT INDEX

 Exhibit        Description
 -------        -----------

   27           Financial Data Schedule