Form 10KSB/A
period 1996-04-30
FIRECOM INC
filed 1996-08-27
CIK 732248

SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON,D.C. 20549
                                 ---------------------

                                    FORM 10-KSB/A

                        (To include Part III information that
                      was not included in initial filing of Form
                   10-KSB for the fiscal year ended April 30, 1996)



            (Mark One)
         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 (FEE REQUIRED)
               For the fiscal year ended April 30, 1996
                                          OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                               Commission File Number 0-12873
                                                      -------

                                       FIRECOM,INC.
         -----------------------------------------------------------------
                 (Exact name of Small Business Issuer in its charter)

                  New York                             13-2934531
         -------------------------------        -------------------------
        (State or other jurisdiction of   (I.R.S. Employer Identification
          incorporation or organization)              No.)

         39-27 59th Street, Woodside, New York                11377
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


             Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ( x )

             State issuer's revenues for its most recent fiscal year-$14,884,000.

             The aggregate market value of the voting stock held by non-affiliates of the Issuer, based upon the average bid and asked prices for the Registrant's Common Stock, $.01 par value per share, as of July 15, 1996 was $3,628,494.

             As of July 15, 1996, the Registrant had 4,798,009 shares of Common Stock outstanding.


             Documents Incorporated by Reference:  None.

                                  PART III

        Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance With Section 16(a) of the Exchange Act



        Name                       Age     Office

        Paul Mendez                 53     Chairman of the Board, President
                                           and Director

        Howard L. Kogen             56     Executive Vice President

        Antoine P. Sayour           46     Senior Vice President

        Peter Barotz                67     Director

        Orhan I. Sadik-Khan         66     Director

        Ronald A. Levin             53     Director

        Jon Brody                   54     Director



             Directors hold office for a period of two years from the Annual Meeting of Shareholders at which they are elected or until their successors are duly elected and qualified. At the 1995 Annual Meeting, Mr. Mendez and Mr. Barotz were elected to serve until the 1997 Annual Meeting. Mr. Sadik-Khan, Mr. Brody and Mr. Levin serve until the 1996 Annual Meeting. Two vacancies currently exist on the Board of Directors as a result of (i) the death of a director elected at the 1995 Annual Meeting and (ii) the resignation of another director designated by the holder of the Company's Series A Preferred Stock. The holder of such Preferred Stock has the right to fill the second vacancy. The Company's officers are appointed by the Board of Directors and hold office at the will of the Board.



             Paul Mendez was elected a Director, Chairman of the Board and President on July 19, 1991. Since 1977 he has been employed as Vice President of Multiplex Electrical Services, Inc., a company which is engaged in the business of manufacturing, installing and servicing fire alarm systems.



             Howard L. Kogen joined the Company as Vice President-Sales and Marketing in March, 1984. He was appointed Executive Vice President and Chief Operating Officer in 1990.



             Antoine P. Sayour joined the Company as Chief Engineer in 1984. He is now Senior Vice President of the Company and President of the Fire Service Subsidiary.



             Peter Barotz was elected a director of the Company in April, 1993. Mr. Barotz, for more than the last five years, has been engaged primarily as a private investor. Mr. Barotz has also served as President of Panda Capital Corp., a New Rochelle, New York based business engaged in the export business.



             Orhan Sadik-Khan was elected a director of the Company in April, 1993. Mr. Sadik-Khan, for more than the last five years, has served as a managing director of Paine Webber Incorporated and President of ADI Corporation, a private venture capital and financial consulting organization.



             Jon Brody, for more than five years, has served as President of Appraisal Consultants Corp., a real estate appraisal and consulting firm headquartered in Livingston, New Jersey.



             Ronald A. Levin, since 1991, has been a partner in the certified public accounting firm of Genovese, Levin, Bartlett & Co.,("Genovese, Levin"), Franklin Lakes, New Jersey. Prior thereto, Mr. Levin was a partner in the certified public accounting firm of Levin, Silverberg & Co., CPA's, P.C., a predecessor to Genovese, Levin.



             There are no family relationships between any director or officer and any other director or officer.



             The Board of Directors has no committees.



             The Registrant is not aware of any Section 16(a) filing deficiencies.

        Item 10. Executive Compensation

             The following table sets forth certain information with respect to cash compensation paid or accrued by the Company, for services rendered to the Company during the fiscal year ended April 30, 1996, to each of the executive officers of the Company whose aggregate remuneration exceeds $100,000.



                        SUMMARY COMPENSATION TABLE
                                                                Long-Term
                                      Annual Compensation      Compensation
        Name and Principal         Fiscal                      Options/SAR
            Position                Year    Salary     Bonus      Awards
        ------------------         ------  --------   --------   ----------
        Paul Mendez                 1996   $200,000   $223,731     -0-
        Chairman and                1995    150,000    201,264     -0-
        President (1)               1994    150,000    139,929(3)  -0-


        Howard L. Kogen             1996   $132,000   $ 54,203    66,000shs(2)
        Executive Vice              1995    129,000     49,566    66,000shs(2)
        President                   1994    107,120     36,651     -0-


        Antoine P. Sayour           1996   $110,430   $ 39,694    63,000shs(2)
        Senior Vice President       1995    106,430     39,075    63,000shs(2)
                                    1994     83,720     27,494     -0-



        (1)  Mr. Mendez has been Chairman and President since July 19, 1991.



        (2)  Stock Option Award



        (3) Mr. Mendez's bonus amount includes $49,767 awarded and paid in Fiscal 1994 based on results for the year ended April 30, 1993 and $90,162 accrued as of April 30, 1994 based on Operating Income as defined in the Employment Agreement for the year ended April 30, 1994.
        -----------------------



        Stock Options

                  In 1986 the Company adopted an Incentive and Non-Qualified Stock Option Plan(the 1986 "Plan") which provided for the granting of not more than 350,000 shares of Common Stock. An amendment to the "Plan" increasing the number of share to 600,000 was approved by vote of the shareholders at the 1994 Annual Meeting. The 1986 Plan is open to officers, directors and certain employees of the Company and will expire on April 30, 2001. Subject to the provisions of the Plan with respect to death, retirement and termination of employment, the maximum period during which each Option may be exercised may be fixed by the Board at the time each Option is granted but shall in no event exceed ten (10) years. The price at which shares may be purchased upon exercise of a particular Option shall be not less than eighty-five percent (85%) of the fair market value of such shares on the date such Option is granted, as determined by the Board. Options for an aggregate of 495,670 shares of Common Stock at exercise prices ranging from $0.30 to $0.60 were outstanding under the Plan as of April 30, 1996.



                  Included in the aggregate outstanding were options to purchase 238,400 shares at $.60 per share issued during the fiscal year ended April 30, 1995. No options were exercised during the fiscal year.



        Directors' Compensation and SAR Awards

                  Effective December 8, 1994, Directors of the Company who are not also executive officers of the Company receive an annual retainer of $12,000 plus $1,000 for each Board meeting they attend. In addition each director, other than Mr. Mendez, is granted the right to receive a cash payment equal to the increase in value of 20,000 shares of the Company's Common Stock from the date of their first election or appointment to the Board, and payable upon, the earliest to occur of various qualifying events. The Company may, at its sole option, defer payment for a maximum of 24 months from the date of a valid notice of exercise of these rights. The Company recorded a liability of approximately $40,000 as of April 30, 1996 to reflect the relevant increase as of that date.



                  Concurrently with the execution of Mr. Mendez' Employment Agreement, and as additional consideration thereunder, Mr. Mendez and the Company entered into a stock appreciation rights agreement pursuant to which Mr. Mendez was granted the right to receive, in cash, the appreciation value(the "Appreciation Rights") with respect to 500,000 shares of Common Stock. The Appreciation Rights are exercisable in pro rata installments over a five-year period and have initial value prices("base prices") as follows: 200,000 Appreciation Rights have a base price of $.25 per share; 100,000 Appreciation Rights have a base price of $.50 per share; 100,000 Appreciation Rights have a base price of $1.00 per share; and 100,000 Appreciation Rights have a base price of $1.50 per share. Notwithstanding anything in the above agreement, Mr. Mendez shall not be entitled to receive any cash payment as a result of the exercise of Rights under the Agreement prior to May 1, 1996. The Company recorded a liability of approximately $64,000 as of April 30, 1996 to reflect the increase in price of its Common Stock as of that date.



        Employment Agreements

                  On December 31, 1992, Mr. Mendez and the Company entered into an employment agreement (the "Mendez Employment Agreement") which provides, among other things, that Mr. Mendez, in consideration for his services as Chairman of the Board and Chief Executive Officer of the Company, will be paid a base salary at the rate of $150,000 per annum and incentive compensation equal to a percentage of the annual earnings, before interest and taxes (as adjusted by the Board of Directors for certain extraordinary and other non-recurring events and as more fully described in the Mendez Employment Agreement)("Adjusted EBIT") of the Company. Generally, Mr. Mendez will be entitled to receive an amount equal to 6% of Adjusted EBIT if the Company's Adjusted EBIT for any fiscal year is between $500,000 and $1 million and 8% of the Adjusted EBIT if the Company's Adjusted EBIT for any fiscal year is greater than $1 million. In addition, Mr. Mendez is entitled to participate, at no cost or expense to him, in all employee benefit programs maintained by the Company to the extent that such programs are available generally to executive officers, provided that the aggregate annual value to Mr. Mendez of such benefits does not exceed $30,000. To the extent that the aggregate value of such benefits does not exceed $30,000, Mr. Mendez may elect to receive the differential in cash or applied to other fringe benefits of his selection.



                  The Mendez Employment Agreement also provides that Mr. Mendez' employment is terminated by him for "Good Reason"(as defined below) or by the Company without Mr. Mendez' consent and without Cause (as defined in the Mendez Employment Agreement) and not due to death or disability of Mr. Mendez, Mr. Mendez shall be entitled to receive (in addition to continuation of his executive benefits) his base salary for the greater of two full years from the date of termination or the remainder of the Mendez Employment Agreement and whatever incentive compensation he would otherwise been entitled to receive for the fiscal year during which his employment is terminated. Good Reason is defined as the occurrence, without Mr. Mendez' prior consent of(i) a reduction in rank or an assignment of duties materially inconsistent with Mr. Mendez' positions as Chairman of the Board and Chief Executive Officer of the Company, without any substantial failure of Mr. Mendez to perform such duties properly and effectively;(ii) a reduction by the Company in Mr. Mendez' annual base salary or a material reduction or elimination of his perquisites of office or a substantial reduction or elimination of his aggregate available employee benefits as in effect at December 31, 1992 or as the same may be increased from time to time;(iii) a change in the location at which Mr. Mendez' services are to be regularly performed to a location out of the 30-mile radius of the Empire State Building, New York, New York, without a comparable change for other executive officers of the Company, or any willful, material breach by the Company of any provision of Mr. Mendez' Employment Agreement not cured within a period of ten business days after receipt by the Company of written notice from Mr. Mendez of his intention to resign for Good Reason because of such breach; or (iv) the merger or consolidation of the Company with or into any other entity as a result of which Mr. Mendez is reduced in rank or is assigned duties with the surviving entity that are materially inconsistent with his then present position(s) with the Company. In addition. the Mendez Employment Agreement provides that in the event of termination of Mr. Mendez' employment thereunder due to death or disability(as defined therein), the Company shall pay Mr. Mendez (or his estate, as the case may be) his annual base salary for one year following his termination of employment and whatever incentive compensation Mr. Mendez would otherwise been entitled to receive for the fiscal year during which his employment is terminated. The Mendez Employment Agreement expires on December 31, 1997.



                  The Mendez Employment Agreement acknowledges Mr. Mendez' beneficial ownership and involvement in Multiplex and permits Mr. Mendez to devote reasonable periods of time to the business of Multiplex, provided that his involvement with Multiplex' business does not interfere with the performance of his duties and obligations under the Mendez Employment Agreement and that Mr. Mendez at all times complies with the guidelines for limiting conflicts of interest between the Company and Multiplex as previously adopted by the Board of Directors of the Company and accepted by Mr. Mendez.



                  On March 28, 1995, the Mendez Employment Agreement was amended to (i) extend the term of the Agreement through April 30, 2000, (ii) increase Mr. Mendez's annual base salary to $200,000, effective May 1. 1995, and (iii) to increase Mr. Mendez's annual benefit value threshold from $30,000 to $37,000.



                  The Company entered into a new employment agreement with Mr. Kogen effective May 1, 1994 and expiring April 30, 1999. In consideration of his services as Executive Vice President and Chief Operating Officer of the Company,(i) Mr. Kogen is to receive an annual salary of $129,000 effective May 1, 1994 and (ii) is entitled to annual increases of approximately 3% to a total of $145,000 effective on May 1, 1998 and (iii) will receive a bonus based on the Operating Income of the Company. Kogen's employment agreement also contains a six month non-competition provision following the term of the agreement or any extension thereof.



                  The Company entered into a new employment agreement with Mr. Sayour effective May 1, 1994 and expiring April 30, 1999. In consideration of his services as Senior Vice President of the Company,(i) Mr. Sayour is to receive an annual salary of $106,430 effective May 1, 1994 and (ii) is entitled to annual increases of approximately $4,000 per year to a total of $122,857 effective on May 1, 1998 and (iii) will receive a bonus based on the Operating Income of the Company. Sayour's employment agreement also contains a six month non-competition provision following the term of the agreement or any extension thereof.

        Item 11. Security Ownership of Certain Beneficial Owners and
                 Management.

                 The following table sets forth certain information as of July 12, 1996 regarding (i) the ownership of Common Stock of the Company by each person who is known to the management of the Company to have been the beneficial owner of more than 5% of the outstanding shares of the Company's Common Stock, (ii) the ownership interests of each present director, (iii) the ownership interests of the Chief Executive Officer and other executive officers of the Company whose total annual salary and bonus exceeded $100,000 during the fiscal year ended April 30, 1995 and (iv) the ownership interests of all directors and executive officers of the Company as a group.



         Title                          Position      Amount and
          of     Name and Address of      With    Nature of Beneficial    % of
         Class   Beneficial Owner       Company        Ownership          Class

        Common   Firecom Holdings, LP     None        500,000(1)(2)        9.4%
        Shares   25 East 21st Street
        $.01     New York, NY
        par
        value
                 Paul Mendez           Chairman of    3,060,339(1)(2)     57.8%
                 25 East 21st Street   the Board,                (4)(6)
                 New York, NY          Chief Executive
                                       Officer &
                                       Director

                 Norwood Venture Corp.    None        1,333,333(3)        23.3%
                 1430 Broadway
                 New York, NY

                 Ildar Idris              None         353,354(2)          7.4%
                 15 Horvath Strasse
                 Grfeling 8032,
                 West Germany

                 Helen P. May             None         471,995(4)          9.8%
                 #15 Ayers Road
                 Locust Valley, NY

                 Estate of George W.      None         442,656(5)          9.2%
                  May, Deceased
                 c/o Helen P. May, Executrix
                 #15 Ayers Road
                 Locust Valley, NY

                 Harry Scherzer           None         514,801(6)         10.7%
                 25 North Cloverdale Rd.
                 Great Neck, NY

                 Howard L. Kogen       Executive Vice   166,500(7)         3.4%
                                        President

                 Antoine P. Sayour     Senior Vice     119,900(8)          2.4%
                                        President

                 Jon Brody             Director           -0-               --

                 Ronald A. Levin       Director           -0-               --

                 Orhan I. Sadik-       Director         51,500(2)          1.1%
                  Khan

                 Peter Barotz          Director           -0-(2)            --

                 All executive officers              3,196,889(1)(2)      52.3%
                 and directors as a                           (4)(6)
                 group (7 persons)                            (7)(8)

        Series   Firecom Holdings, LP    None           1,200(1)         100.0%
        A Pre-   25 East 21st Street
        ferred   New York, NY
        stock
        $1 par
        value



        (1) These shares include 500,000 shares of Common Stock issuable upon the exercise of certain outstanding warrants. Firecom Holdings, LP also beneficially owns 1,200 shares of the Company's Series A Preferred Stock, $1.00 par value, which has a stated capital value of $1,197.50 per share and entitles the holders thereof to elect one director, voting as a separate class. Firecom Holdings, LP owns all of the issued and outstanding shares of Series A Preferred Stock.



        (2) Pursuant to a voting agreement among them, Paul Mendez, the general partner with exclusive authority to manage the affairs of Firecom Holdings, L.P., a Delaware limited partnership ("Holdings"), and Holdings entered into a letter agreement (the "December 1992 Letter Agreement") with Peter S. Barotz and Orhan
             I. Sadik-Khan, pursuant to which, among other things, the parties agreed that (i) during such time as not less than 240 shares of the Issuer's Series A Preferred Stock (the "preferred Stock") continue to be held by Holdings, all shares of the Issuer's Common Stock, $.01 par value per share (the "Common Stock"), held by Naomi Barotz, Nathan Barotz and Celia Barotz (the "Barotz Group"), Orhan Sadik-Khan, Dr. Ildar Idris, Karim Sadik-Khan, Janette Sadik, Karen Sadik-Khan, Jan Sadik-Khan and Kadria Sadik-Khan (the "Sadik-Khan Group") and Mr. Mendez shall be voted so that the Board of Directors of the Issuer shall consist of six persons elected by the holders of the Common Stock as follows:
             Mr. Sadik-Khan (or his designee), Mr. Barotz (or his designee),

             Mr. Mendez and three persons designated by Mr. Mendez and that the director appointed by the holder(s) of the Preferred Stock will be a person designated by Mr. Mendez, (ii) the voting agreement summarized in the immediately preceding clause(i) shall terminate if, as of the end of any quarter (as reflected in the Issuer's periodic reports filed with the Securities and Exchange Commission), the Issuer has on hand $800,000 plus sufficient additional cash and/or cash equivalents to redeem sufficient shares of Preferred Stock so that fewer than 240 shares of Preferred Stock would continue to be outstanding and such redemption would not violate the terms of the Issuer's arrangements with its lenders, (iii) neither the Barotz Group nor the Sadik-Khan Group may transfer or otherwise dispose of any shares of Common Stock (except as expressly permitted by the December 1992 Agreement) without providing Mr. Mendez a right of first refusal to purchase such shares on the same terms and conditions, (iv) neither Mr. Mendez nor any partnership of which he is a general partner, may transfer or otherwise dispose of any shares of Common Stock (except as expressly permitted by the 1992 Agreement) without providing the Barotz Group and the Sadik-Khan Group with a similar right of first refusal and (v) the December 1992 Agreement may be terminated by any party thereto if the Issuer shall report, after December 21, 1992, losses from operations during each of two fiscal years.



        (3) Such shares include shares which may be acquired upon exercise of warrants to purchase 916,668 shares of Common Stock. The exercise price of the warrants is presently $.35 per share.



        (4) These shares (i) include 442,656 shares of Common Stock beneficially owned by Mrs. May as the executrix of the Estate of George W. May, Deceased(the "Estate of George W. May"), which shares of Common Stock have not yet been distributed by the Estate of George W. May to Mr. George W. May's heirs and (ii) give effect to the sale of 413,994 shares pursuant to the June 21, 1995 Stock Purchase Agreement, but not to any Option Shares. Under the terms of the Option and Escrow Agreement, Paul Mendez has an irrevocable proxy to vote the Option Shares until the end of the agreement.



        (5) These shares represent 442,656 shares of Common Stock beneficially owned by Mrs. May as the executrix of the Estate of George W. May, which shares of Common Stock have not yet been distributed by the Estate of George W. May to Mr. George W. May's heirs.



        (6) Paul Mendez holds proxies to vote 250,694 shares of those owned by Harry Scherzer.



        (7) These shares include 19,300 shares of Common Stock beneficially owned by Mr. Kogen with his wife as joint tenants and 147,200 shares of Common Stock underlying presently exercisable options.



        (8) These shares include 20,300 shares of Common Stock beneficially owned by Mr. Sayour with his wife as joint tenants and 99,600 shares of Common Stock underlying presently exercisable options.



        Item 12. Certain Relationships and Related Transactions

                  Paul Mendez, Chairman of the Board, President and Director, is one of the general partners of Gramercy Realty Associates. Mr. Mendez is the sole general partner of Firecom Holdings, L.P.



                  On June 21, 1995, the Company signed a Stock Purchase Agreement to purchase 536,494 shares of the Company's $.01 par Value Common Stock held by certain members of the May family (the "Shareholders") at $.90 per share. Terms of the agreement provide for a cash payment in the amount of $174,448.20 and a five (5) year note in the amount of $308,396.40, bearing interest at 12% per annum. Interest is to be paid monthly. The principal is to be paid in five equal annual installments of $61,679.28. The Company's obligation under the note is to be secured by a pledge by the Company to the noteholder of 342,663 shares of the Company's Common Stock. The Company made the first of the five annual payments of $61,679.28 in July 1996.



                  At the same time, the Company and the Shareholders entered into an Option and Escrow Agreement relative to the Option Shares. Under the terms of this agreement, on September 1, 1998 each Shareholder has the right, but not the obligation, to require the Company to purchase, in whole or in part, his Option Shares at a price of $1.10 per share. The Put Option is conditional upon the Company meeting certain financial targets. At any time under this agreement, the Company shall have the right, but not the obligation, to purchase all of the Option Shares, in whole or in part, at a purchase price of $1.25 per share. Payment for the Option Shares upon exercise of the Put or Call Option shall be one-half (1/2) in cash and one-half (1/2) with a five (5) year note bearing interest at prime plus 3%. The notes issued upon purchase of the Option Shares will be secured by a pledge by the Company of shares of its Common Stock. Upon final execution of this agreement, the Shareholders will deliver to the Company irrevocable proxies to permit Mr. Paul Mendez, Chairman of the Company, to vote the Option Shares until the expiration of this agreement.



                  This agreement was entered into because management believes it represents a good value for the Company. Taking into consideration the Company's financial condition and the thinly traded nature of the stock, management believes that the price paid for the stock is reasonable. The Board of Directors secured a fairness opinion from an independent investment banker supporting the fairness of the transaction from the Company's point of view.



                                      SIGNATURES
                                      ----------

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                               FIRECOM, INC.


                                                  /s/ Paul Mendez
        Date: August 22, 1996                  By-------------------------
                                                 Paul Mendez, Chairman of
                                                 the Board, President and
                                                 Chief Executive Officer