Form 10QSB
period 1996-07-31
FIRECOM INC
filed 1996-09-16
CIK 732248

SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C. 20549
     ------------------------------------------------------------------------

     FORM 10-QSB-Quarterly or Transitional Report



     (Mark One)
     [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF
          1934

         For the quarterly period ended July 31, 1996

                                          OR

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                            COMMISSION FILE NUMBER 0-12873
                                                   -------

                                    FIRECOM, INC.
     ---------------------------------------------------------------------------
                 (Exact name of Small Business Issuer in its charter)

          New York                                   13-2934531
     -------------------------                       ----------
     (State or other jurisdiction of    (I.R.S. Employer Identification No.)
     incorporation or organization)

     39-27 59th Street, Woodside, New York             11377
     -------------------------------------             -----
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

     As of September 11, 1996, the Registrant had 4,881,342 shares of Common Stock outstanding.

                                        INDEX
                                        -----


                                                                 PAGE NO.
                                                                 --------


     PART I    FINANCIAL INFORMATION

               Item 1: Financial Statements

                    Consolidated Balance Sheet-July 31, 1996        3-4

                    Consolidated Statements of Income-
                    Three Months July 31, 1996 and 1995             5

                    Consolidated Statement of Cash Flows-
                    Three Months Ended July 31, 1996 and 1995       6

                    Notes to Consolidated Financial Statements      7-8


               Item 2: Management's Discussion and Analysis
                    of Financial Condition and Results
                    of Operations                                   9-10


     PART II  OTHER INFORMATION                                     10

                            FIRECOM, INC. AND SUBSIDIARIES
                            ------------------------------

                              CONSOLIDATED BALANCE SHEET
                                     (unaudited)



     JULY 31, 1996
     -------------

     ASSETS

     CURRENT ASSETS

          Cash and cash equivalents                             $ 1,721,000
          Accounts receivable,  net of allowance for doubtful
            accounts of $366,000.                                 4,080,000
          Inventories                                             1,381,000
          Deferred tax asset                                        438,000
          Prepaid expenses and other                                126,000
                                                                -----------

            Total current assets                                $ 7,746,000
                                                                -----------

     FIXED ASSETS


          PROPERTY, PLANT AND EQUIPMENT,                        $ 1,107,000

            Less:  Accumulated Depreciation & Amortization          611,000
                                                                -----------

              Total Fixed Assets                                $   496,000
                                                                -----------

     OTHER ASSETS

          Product Enhancement                                   $   508,000
            Less:  Accumulated Amortization                         395,000
                                                                -----------

              Total Product Enhancement                         $   113,000

          Prepaid Loan Fees                                     $    29,000
                                                                -----------

              Total Other Assets                                $   142,000
                                                                -----------

                TOTAL ASSETS                                    $ 8,384,000
                                                                ===========

                            FIRECOM, INC. and SUBSIDIARIES
                            ------------------------------

                              CONSOLIDATED BALANCE SHEET
                                     (unaudited)

     JULY 31, 1996
     -------------

     LIABILITIES AND SHAREHOLDERS' EQUITY

     CURRENT LIABILITIES:

     Current portion of notes payable                           $   113,000
     Accounts payable                                               633,000
     Accrued expenses                                               882,000
     Income taxes payable                                           160,000
                                                                -----------

          Total current liabilities                             $ 1,788,000
                                                                -----------

     LONG-TERM LIABILITIES

     Notes payable                                              $   550,000
     Accrued compensation                                           124,000
     Deferred tax liabilities                                        63,000
                                                                -----------

          Total Long-Term liabilities                           $   737,000
                                                                -----------

     MANDATORY REDEEMABLE COMMON STOCK                              590,000
                                                                    -------

     SHAREHOLDERS' EQUITY


     Preferred Stock, par value $1; authorized 1,000,000
       shares, none issued                                      $     - 0 -
     Series A Preferred Stock, stated value $1,197.50:
       Authorized and Outstanding: 1,200 shares.                  1,437,000

     Common Stock, par value $.01:  Authorized 10,000,000
       shares. Issued: 5,245,672  Outstanding: 4,798,009.            52,000

     Additional Paid-In Capital                                   1,621,000
     Retained Earnings                                            2,569,000
                                                                -----------
            Sub-Total                                           $ 5,679,000

     Less: Treasury Stock, at cost, 447,663 shares                  410,000
                                                                    -------

          Total Shareholders' Equity                            $ 5,269,000
                                                                -----------

            TOTAL LIABILITIES & EQUITY                          $ 8,384,000
                                                                ===========

                            FIRECOM, INC. AND SUBSIDIARIES
                            ------------------------------

                          CONSOLIDATED STATEMENTS OF INCOME
                                     (unaudited)

                                                           THREE MONTHS ENDED
                                                           ------------------
                                                                 JULY 31
                                                                 -------
                                                            1996         1995
                                                            ----         ----

     NET SALES:

       Product                                          $ 1,907,000  $ 2,108,000
       Service                                            1,598,000    1,456,000
                                                        -----------  -----------
               Total Sales                                3,505,000    3,564,000
                                                        -----------  -----------

     COST OF SALES:

       Product                                            1,080,000    1,233,000
       Service                                              775,000      762,000
                                                        -----------  -----------
               Total Cost of Sales                        1,855,000    1,995,000
                                                        -----------  -----------

     GROSS PROFIT                                         1,650,000    1,569,000
                                                        -----------  -----------

     OPERATING EXPENSES:

     Selling, general and administrative                    921,000      901,000
     Research and development                               149,000      126,000
                                                        -----------  -----------
               Total operating expenses                   1,070,000    1,027,000
                                                        -----------  -----------

     INCOME FROM OPERATIONS                                 580,000      542,000
                                                        -----------  -----------

     OTHER EXPENSES

     Interest                                                 8,000       22,000
     Other                                                   22,000        3,000
                                                        -----------  -----------
               Total Other Expenses                          30,000       25,000
                                                        -----------  -----------

     INCOME BEFORE INCOME TAX                               550,000      517,000

     INCOME TAX EXPENSE                                     259,000      243,000

     NET INCOME                                         $   291,000  $   274,000
                                                            =======      =======

     NET INCOME APPLICABLE TO
     COMMON SHAREHOLDERS                                $   284,000  $   242,000

     NET INCOME PER COMMON SHARE                        $       .05  $       .04

     WEIGHTED AVERAGE NUMBER OF SHARES USED
     IN COMPUTING EARNINGS PER SHARE                      5,682,612    5,811,000

                            FIRECOM, INC. AND SUBSIDIARIES
                            ------------------------------

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (unaudited)


                                                           THREE MONTHS ENDED
                                                           ------------------
                                                                 JULY 31
                                                                 -------
                                                            1996         1995
                                                            ----         ----

     CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income                                         $  291,000   $  274,000
                                                        ----------   ----------
     Adjustments to reconcile net income to net
     cash provided by (used in) operating activities:
       Depreciation and amortization                        22,000       19,000
       Provision for doubtful accounts                      56,000       82,000
       Deferred income tax credits                             -0-          -0-
       Changes in operating assets and liabilities:
         (Increase) in accounts receivable,               (420,000)    (297,000)
         (Increase) in inventories                        (229,000)    (159,000)
         (Increase) in other current and
           noncurrent assets                              ( 99,000)    ( 76,000)
         Increase in accounts payable, accrued
           expenses & other                                 24,000      197,000
                                                        ----------   ----------

               Total adjustments                          (646,000)    (234,000)
                                                        ----------   ----------

     NET CASH PROVIDED BY (USED IN)
     OPERATING ACTIVITIES                                 (355,000)      40,000
                                                        ----------   ----------

     CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                 ( 43,000)    ( 45,000)
                                                        ----------   ----------

     CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of debt                                    ( 74,000)    (345,000)
     Purchase of treasury shares                               -0-     (175,000)
     Proceeds from stock issue                              29,000       29,000
                                                        ----------   ----------

     NET CASH USED IN FINANCING ACTIVITIES                ( 46,000)    (491,000)
                                                        ----------   ----------

     NET DECREASE IN CASH                                 (444,000)    (496,000)

     CASH:

               Beginning of year                         2,165,000    1,704,000
                                                        ----------   ----------

               End of three months                      $1,721,000   $1,208,000
                                                        ==========   ==========

                            FIRECOM, INC. AND SUBSIDIARIES
                            ------------------------------

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (unaudited)


     NOTE 1: ACCOUNTING POLICIES:

     The accounting policies followed by the Company are set forth in Note 1 of the Company's financial statement on Form 10-KSB for the fiscal year ended April 30, 1996.

     In the opinion of management the accompanying consolidated financial statement contains the necessary adjustments, all of which are of a normal and recurring nature, to present fairly Firecom Inc.'s financial position at July 31, 1996 and the results of operations for the three months ended July 31, 1996 and 1995 and statement of cash flows for the three months ended July 31, 1996 and 1995.

     NOTE 2: INVENTORIES

     Inventories consist of the following at July 31, 1996:

               Raw materials and sub-assemblies                      $1,221,000
               Work-in-process                                          160,000
                                                                     ----------
                                                                     $1,381,000
                                                                     ==========


     NOTE 3: PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of the following at July 31, 1996:

         Building improvements                                       $  254,000
         Machinery and equipment                                        561,000
         Furniture and fixtures                                         292,000
                                                                     ----------
                                                                     $1,107,000

               Less accumulated depreciation and amortization           611,000
                                                                     ----------
                                                                     $  496,000
                                                                     ==========


     NOTE 4: NOTES PAYABLE

     The Company's long-term debt consists of the following at July 31, 1996:

         Notes payable to banks and other:
           First mortgage note payable                               $  417,000
           Other note payable                                           246,000
                                                                     ----------
                                                                     $  663,000
             Less current portion                                       113,000
                                                                     ----------
                                                                     $  550,000
                                                                     ==========

     NOTE 5: INCOME TAXES

     The components of the Company's deferred tax assets and liabilities at July 31, 1996 under SFAS 109 are as follows:

                                                                State
                                                    Federal   and City     Total
                                                    -------   --------     -----
     Deferred Assets:
       Tax benefit attributable to:
         Allowance for doubtful accounts           $ 91,000   $ 59,000 $150,000
         Accrued incentive bonuses                   95,000     62,000  157,000
         Other (warrants, SARs, inventory
           and other)                                80,000     51,000  131,000
                                                   --------   -------- --------
                                                    266,000    172,000  438,000

         Deferred tax liability, tax
         depreciation in excess of book
           depreciation                             (38,000)   (25,000) (63,000)
                                                   --------   -------- --------

                                                   $226,000   $147,000 $375,000
                                                   ========   ======== ========


     NOTE 6: STOCKHOLDERS' EQUITY TRANSACTIONS

     As a result of prepaying convertible notes on July 8, 1994, the rights to purchase 1,333,333 shares of common stock were converted to warrants at an exercise price of $.35 per share. The warrants are exercisable immediately with 83,333 shares expiring quarterly through March, 1999. As of July 31, 1996, warrants for 416,665 shares were exercised.

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

     At the same time, the Company and the Shareholders entered into an Option and Escrow Agreement relative to an additional 536,495 shares of the Company's common stock (the "Option Shares"). Under the terms of this agreement, on September 1, 1998 the Shareholders have the right, but not the obligation, to require the company to purchase, in whole or in part, their Option Shares (the "Put Option") at a price of $1.10 per share. The Put Option is conditional upon the Company meeting certain financial targets. At any time under this agreement, the Company shall have the right, but not the obligation, to purchase all of the Option Shares, in whole or in part, (the "Call Option") at a purchase price of $1.25 per share. Payment for the Put Option or the Call Option shall be one-half (1/2) in cash and one-half (1/2) with a five (5) year note bearing interest at prime plus 3%. Upon execution of this agreement, the Shareholders delivered to the Company irrevocable proxies to permit Mr. Paul Mendez, Chairman of the Company, to vote the Option Shares until the expiration of this agreement.

     NOTE 7: COMMITMENTS AND CONTINGENCIES:

     On December 31, 1992, the Company entered into an employment agreement ("agreement") with the Chairman of the Company, which was amended on March 28, 1995, providing for base salary plus incentive compensation and fringe benefits as defined in the agreement, through December 31, 1997. At July 31, 1996, the Company has accrued $189,000 of incentive compensation and $92,000 of accrued fringe benefits.

            MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                                RESULTS OF OPERATIONS
                                     (unaudited)

     ---------------------------------------------------------------------------


     LIQUIDITY

     Net cash used in operations for the three months ended July 31, 1996 was $355,000 reflecting an increase in accounts receivable and inventories.
     The Company's revolving financing agreement with a major New York bank, dated July 8, 1994, was amended on April 1, 1996. This amendment provided the Company with a revolving line of credit not to exceed $2 million (there was no outstanding balance as of July 31, 1996) and a first mortgage note of $429,000 at April 30, 1996 (the balance was $417,000 as of July 31,
     1996). These loan facilities are collateralized by all of the Company's assets and are subject to certain covenants, including a restriction on the payment of common stock dividends at any time and the payment of perferred dividends until April 1, 1999. As of July 31, 1996, preferred dividends in arrears were approximately $779,000.

     Availability of funds under the terms of revolving line of credit is based on eligible accounts receivable and inventory. The inital commitment for $2 million, under the terms of the note, is reduced by $500,000 each six months commencing on October 1, 1999.

     Management believes that it will be able to maintain adequate working capital and cash balances to meet its current needs.


     RESULTS OF OPERATIONS

     Consolidated sales and net income for the three months ended July 31, 1996 were $3,505,000 and $291,000 respectively as compared to $3,564,000 and $274,000 for the three months ended July 31, 1995. Sales for the Fire Controls division, which sells life safety and other electronic systems for high rise buildings, declined by 13% primarily due to reduced low margin sub-contract work. Sales for the Company's FRCM Case-Acme subsidiary increased by 15% during the three months ended July 31, 1996 versus the same period for the prior year. Sales for the Company's Fire Service, Inc. subsidiary were 4% higher than the same period in 1995. Fire Controls generated 48% of total revenues, Fire Service 31% and FRCM Case-Acme 21%. The Company's backlog for its life safety and other systems totaled $3,320,000 at July 31, 1996 as compared to $2,839,000 at April 30, 1996.
     The backlog for FRCM Case-Acme was $463,000 (for additions and retrofits to its systems) at July 31, 1996 compared with a level of $339,000 on April 30, 1996. Despite the depressed economic condition and highly competitive nature of the New York market, demand for the Company's system's. especially in the retrofit area, and for its maintenance services remains steady.

     Operating income for the three months ended July 31, 1996 was $580,000 as compared to $542,000 for the three months ended July 31, 1995. As a percentage of revenue, the operating income for the three months ended July 31, 1996 was 16.6% versus 15.2% in the the same period in 1995. The increase in operating income and its percentage to revenue was primarily due to a higher margin mix of business.

     Significant changes in balance sheet items from April 30, 1996 to July 31, 1996 are highlighted as follows:

          1: Cash decreased and accounts receivable increased due to slower collections primarily from several of the Company's major accounts. Management has addressed the situation with all of its accounts and expects that collections will improve during the second quarter of the year.

          2: Inventories increased as a result of stocking requirements for current jobs in the backlog.

          3: The increases in accounts payable resulted from the build-up of inventory.

          4: The reduction in debt resulted from scheduled payments.




     PART 11


     Item 1: Legal Proceedings -None
     Item 2: Exhibits and Reports on Form 8-K -None







                                      SIGNATURES
                                      ----------

                                                            Firecom, Inc.
                                                            -------------

     Dated:    September 11, 1996             /s/ Paul Mendez
               --------------------          ------------------------------
                                             Paul Mendez
                                             Chairman of the Board
                                             President and Chief Executive
                                             Officer


                                             /s/ William J. Lazich
                                             ------------------------------
                                             William J. Lazich
                                             Vice President-Finance and
                                             Chief Financial Officer

                                    EXHIBIT INDEX

                    Exhibit              Description
                    -------              -----------
                      27                 Financial Data Schedule