Form 10KSB/A
period 1996-04-30
FIRECOM INC
filed 1996-11-05
CIK 732248

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                ----------------------

                                    FORM 10-KSB/A

                                  (Amendment No. 2)

                       (To revise Item 11 -- Security Ownership
                     of Certain Beneficial Owners and Management)


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


             Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ( x )

             State issuer's revenues for its most recent fiscal year - $14,884,000.

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

     Title of Name and Address of    Position   Amount and Nature of   % of
      Class   Beneficial Owner      With Company Beneficial Ownership Class

     Common   Firecom Holdings, LP     None        500,000(1)(2)       9.4%
     Shares   13 Coventry Road
     $.01 par Livingston, NJ
     value
              Paul Mendez           Chairman of    2,802,938(1)(2)     52.9%
              13 Coventry Road      the Board,              (4)(6)
              Livingston, NJ        Chief Executive
                                    Officer &
                                    Director

              Carol Mendez             None        257,400             5.4%
              13 Coventry Road
              Livingston, NJ

              Norwood Venture Corp.    None        1,333,333(3)        23.3%
              1430 Broadway
              New York, NY

              Ildar Idris              None         353,354(2)         7.4%
              15 Horvath Strasse
              Grfeling 8032,
              West Germany

              Helen P. May             None         471,995(4)         9.8%
              #15 Ayers Road
              Locust Valley, NY

              Estate of George W.      None         442,656(5)         9.2%
               May, Deceased
              c/o Helen P. May, Executrix
              #15 Ayers Road
              Locust Valley, NY

              Harry Scherzer           None         257,401(6)        5.4%
              25 North Cloverdale Rd.
              Great Neck, NY

              Jenny Scherzer           None         257,400(6)        5.4%
              25 North Cloverdale Rd.
              Great Neck, NY

              Howard L. Kogen       Executive Vice  166,500(7)        3.4%
                                     President

              Antoine P. Sayour     Senior Vice     119,900(8)        2.4%
                                     President

              Jon Brody             Director           -0-             --

              Ronald A. Levin       Director           -0-             --

              Orhan I. Sadik-       Director         51,500(2)        1.1%
               Khan

              Peter Barotz          Director           -0-(2)          --

              All executive officers              3,140,838(1)(2)     56.2%
              and directors as a                           (4)(6)
              group (7 persons)                            (7)(8)

     Series   Firecom Holdings, LP    None           1,200(1)        100.0%
     A Pre-   13 Coventry Road
     ferred   Livingston, NJ
     stock $1
     par value

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

        (4) These shares (i) include 442,656 shares of Common Stock beneficially owned by Mrs. May as the executrix of the Estate of George W. May, Deceased (the "Estate of George W. May"), which shares of Common Stock have not yet been distributed by the Estate of George W. May to Mr. George W. May's heirs and (ii) give effect to the sale of 413,994 shares pursuant to the June 21, 1995 Stock Purchase Agreement, but not to any Option Shares. Under the terms of the Option and Escrow Agreement, Paul Mendez has an irrevocable proxy to vote the Option Shares until the end of the agreement.

        (5) These shares represent 442,656 shares of Common Stock beneficially owned by Mrs. May as the executrix of the Estate of George W. May, which shares of Common Stock have not yet been distributed by the Estate of George W. May to Mr. George W. May's heirs.

        (6) Includes 125,347 shares owned by Mr. Scherzer and 125,347 shares owned by Mrs. Scherzer for which Paul Mendez holds a proxy to vote.

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
                                           FIRECOM, INC.


        Date: October 31, 1996            By   /s/ Paul Mendez
              ----------                       ---------------------------
                                               Paul Mendez, Chairman of
                                               the Board, President and
                                               Chief Executive Officer