Form 10QSB
period 1996-10-31
FIRECOM INC
filed 1996-12-16
CIK 732248

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                     FORM 10-QSB-QUARTERLY OR TRANSITIONAL REPORT

     (Mark One)
       [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

               For the quarterly period ended October 31, 1996

                                          OR

       [   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934.

                            COMMISSION FILE NUMBER 0-12873
                                                  ---------

                                    FIRECOM, INC.
     --------------------------------------------------------------------------

                 (Exact name of Small Business Issuer in its charter)

                New York                               13-2934531
     ---------------------------------   ------------------------------------
      (State or other jurisdiction of    (I.R.S. Employer Identification No.)
      incorporation or organization)

     39-27 59th Street, Woodside, New York   11377
     --------------------------------------------------------------------------
          (Address of principal executive offices)     (zip code)

     Issuer's telephone number, including area code:  (718) 899-6100

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

     YES  X   NO
         ___     ____

     As of December 6, 1996, the Registrant had 4,881,342 shares of Common Stock outstanding.

                                        INDEX
                                        -----

                                                                       Page  No.
                                                                       ---------

     PART I    FINANCIAL INFORMATION

               Item 1:  Financial Statements

                    Consolidated Balance Sheet-October 31, 1996            3-4

                    Consolidated Statements of Income-
                    Three Months and Six Months Ended
                    October 31, 1996 and 1995                                5

                    Consolidated Statement of Cash Flows-
                    Six Months Ended October 31, 1996 and 1995               6

                    Notes to Consolidated Financial Statements             7-8


               Item 2: Management's Discussion and Analysis
                     of Financial Condition and Results of Operations     9-10


     PART II   OTHER INFORMATION                                            10

                            FIRECOM, INC. and SUBSIDIARIES
                            ------------------------------

                              CONSOLIDATED BALANCE SHEET
                                     (unaudited)


                                   OCTOBER 31, 1996
                                   ----------------


     ASSETS

     CURRENT ASSETS

          Cash and cash equivalents                              $ 2,167,000
           Accounts receivable,  net of allowance for doubtful
            accounts of $375,000.                                  4,287,000
           Inventories                                             1,556,000
           Deferred tax asset                                        438,000
           Prepaid expenses and other                                 78,000
                                                                 -----------

               Total current                                     $ 8,526,000
                                                                 -----------

     FIXED ASSETS

          PROPERTY, PLANT AND EQUIPMENT,                         $ 1,152,000
             Less:  Accumulated Depreciation & Amortization          636,000
                                                                 -----------
             Total Fixed Assets                                  $   516,000
                                                                 -----------

     OTHER ASSETS

          Product Enhancement                                    $   508,000
            Less:  Accumulated Amortization                          408,000
                                                                 -----------

            Total Product Enhancement                            $   100,000

          Prepaid Loan Fees                                      $    27,000
                                                                 -----------

          Total Other Assets                                     $   127,000
                                                                 -----------

               TOTAL ASSETS                                      $ 9,169,000
                                                                 ===========

                            FIRECOM, INC. and SUBSIDIARIES
                           -------------------------------

                              CONSOLIDATED BALANCE SHEET
                                     (unaudited)

                                   OCTOBER 31, 1996
                                   ----------------

     LIABILITIES AND SHAREHOLDERS' EQUITY

     CURRENT LIABILITIES:

     Current portion of notes payable                            $ 113,000
     Accounts payable                                              832,000
     Accrued expenses                                              949,000
     Income taxes payable                                          296,000
                                                                 ---------

          Total current liabilities                              $2,190,000
                                                                 ----------

     LONG-TERM LIABILITIES:
     Notes payable                                               $  536,000
     Accrued compensation                                           189,000
     Deferred tax liabilities                                        63,000
                                                                 ----------

          Total Long-Term liabilities                            $  788,000
                                                                 ----------

     MANDATORY REDEEMABLE COMMON STOCK                              590,000
                                                                 ----------

     SHAREHOLDERS' EQUITY

     Preferred Stock, par value $1; authorized
      1,000,000 shares, none issued                              $      -0-
     Series A Preferred Stock, stated value $1,197.50:
      Authorized and Outstanding:  1,200 shares.                  1,437,000
     Common Stock, par value $.01:  Authorized 10,000,000 shares.
      Issued:  5,329,005  Outstanding:  4,881,342.                   53,000
     Additional Paid-In Capital                                   1,649,000
     Retained Earnings                                            2,872,000
                                                                 ----------
               Sub-Total                                         $6,011,000
     Less:  Treasury Stock, at cost, 447,663 shares                 410,000
                                                                 ----------

          Total Shareholders' Equity                             $5,601,000
                                                                 ----------
                    TOTAL LIABILITIES & EQUITY                   $9.169,000
                                                                 ==========

                            FIRECOM, INC. and SUBSIDIARIES
                            ------------------------------

                          CONSOLIDATED STATEMENTS OF INCOME
                                     (unaudited)

                              THREE MONTHS ENDED         SIX MONTHS ENDED
                              ------------------         ----------------
                                   OCTOBER 31               OCTOBER 31
                                   ----------               ----------
                         1996              1995          1996         1995
                         ----              ----          ----         ----

     NET SALES:

      Product          $ 2,451,000      $ 2,119,000    $4,358,000   $4,227,000
      Service            1,693,000        1,675,000     3,291,000    3,131,000
                         ---------        ---------    ----------    ---------
     Total Sales         4,144,000        3,794,000     7,649,000    7,358,000
                         ---------        ---------    ----------    ---------


     COST OF SALES:
       Product           1,289,000        1,272,000     2,369,000    2,505,000
       Service             794,000          787,000     1,569,000    1,549,000
                         ---------      -----------    ----------    ---------
     Total Cost of Sales 2,083,000        2,059,000     3,938,000    4,054,000
                         ---------      -----------    ----------    ---------

     GROSS PROFIT        2,061,000        1,735,000     3,711,000    3,304,000
                         ---------      -----------    ----------    ---------

     OPERATING EXPENSES:
     Selling, general
      and administrative 1,075,000          855,000     1,996,000    1,756,000
     Research and
      development          219,000          126,000       368,000      252,000
                         ---------      -----------    ----------     --------

      Total operating
       expenses          1,294,000          981,000     2,364,000     2,008,000
                         ---------      -----------    ----------     ---------

     INCOME FROM
      OPERATIONS           767,000          754,000     1,347,000     1,296,000
                         ---------      -----------     ---------     ---------

     OTHER EXPENSES
     Interest               13,000           28,000        21,000        50,000
     Other                  65,000            2,000        87,000         5,000
                         ---------      -----------     ---------     ----------
     Total Other Expenses   78,000           30,000       108,000        55,000

     INCOME BEFORE
      INCOME TAX           689,000          724,000     1,239,000     1,241,000

     INCOME TAX EXPENSE    386,000          359,000       645,000       602,000

     NET INCOME          $ 303,000      $   365,000     $ 594,000     $ 639,000
                         =========      ===========     =========     =========

     NET INCOME APPLICABLE TO COMMON
      SHAREHOLDERS       $ 273,000      $   332,000     $ 538,000     $ 574,000

     NET INCOME PER
      COMMON SHARE       $     .05      $       .06     $     .09     $     .10

     WEIGHTED AVERAGE
      NUMBER OF
      SHARES USED IN
      COMPUTING EPS      5,745,000        5,534,000     5,719,000     5,534,000

                            FIRECOM, INC. and SUBSIDIARIES
                            ------------------------------

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (unaudited)


                                             SIX MONTHS ENDED
                                             ----------------

                                                OCTOBER 31
                                                ----------

                                          1996                  1995
                                          ----                  ----
     CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income                         $  594,000          $  639,000
                                        ----------          ----------

     Adjustments to reconcile net
      income to net cash provided by
      (used in) operating activities:
       Depreciation and amortization        47,000              39,000
       Provision for doubtful accounts     123,000             142,000
       Deferred income tax credits             -0-                 -0-
       Changes in operating assets and liabilities:
          (Increase) in accounts
            receivable,                   (693,000)           (577,000)
          (Increase) in inventories       (404,000)           (186,000)
          (Increase) in other current
            and noncurrent assets         ( 37,000)           ( 30,000)
           Increase in accounts payable,
            accrued expenses & other       490,000             286,000
                                        ----------          ----------

           Total adjustments              (474,000)           (326,000)
                                        ----------          ----------

     NET CASH PROVIDED BY (USED IN)
     OPERATING ACTIVITIES                  120,000             313,000
                                        ----------          ----------

     CASH FLOWS FROM INVESTING ACTIVITIES:

     Capital expenditures                (  88,000)          (  60,000)
                                        ----------          ----------

     CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of debt                   (  88,000)          ( 393,000)
     Purchase of treasury shares              -0-            ( 175,000)
     Proceeds from stock issue              58,000              58,000
                                        ----------          ----------

     NET CASH USED IN
      FINANCING ACTIVITIES                ( 30,000)          ( 510,000)
                                        ----------          ----------

     NET INCREASE/(DECREASE) IN CASH         2,000           ( 257,000)

     CASH:
          Beginning of year              2,165,000           1,704,000
                                        ----------          ----------

          End of three months           $2,167,000          $1,447,000
                                        ==========          ==========

                            FIRECOM, INC. and SUBSIDIARIES
                            ------------------------------

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (unaudited)


     NOTE 1: ACCOUNTING POLICIES:
     The accounting policies followed by the Company are set forth in Note 1 of the Company's financial statements on Form 10-KSB for the fiscal year ended April 30, 1996.

     In the opinion of management the accompanying consolidated financial statement contains the necessary adjustments, all of which are of a normal and recurring nature, to present fairly Firecom Inc.'s financial position at October 31, 1996 and the results of operations for the three and six months ended October 31, 1996 and 1995 and statement of cash flows for the six months ended October 31, 1996 and 1995.

     NOTE 2: INVENTORIES
     Inventories consist of the following at October 31, 1996:

          Raw materials and sub-assemblies             $1,394,000
          Work-in-process                                 162,000
                                                  ---------------
                                                       $1,556,000
                                                  ===============

     NOTE 3: PROPERTY, PLANT AND EQUIPMENT
     Property, plant and equipment consist of the following at October 31, 1996:

          Building improvements                        $  254,000
          Machinery and equipment                         565,000
          Furniture and fixtures                          333,000
                                                       ----------
                                                       $1,152,000
          Less accumulated depreciation
           and amortization                               636,000
                                                       ----------
                                                       $  516,000
                                                       ==========

     NOTE 4: NOTES PAYABLE
          The Company's long-term debt consists of the following at October 31, 1996:

          Notes payable to banks and other:
               First mortgage note payable             $  403,000
               Other note payable                         246,000
                                                       ----------
                                                       $  649,000
          Less current portion                            113,000
                                                       ----------
                                                       $  536,000
                                                       ==========


     NOTE 5: INCOME TAXES
     The components of the Company's deferred tax assets and liabilities at October 31, 1996 under SFAS 109 are as follows:

                                             Federal   State and City      Total
                                             -------   --------------      -----
     Deferred Assets:
       Tax benefit attributable to:
          Allowance for doubtful accounts    $ 91,000    $ 59,000      $150,000
          Accrued incentive bonuses            95,000      62,000       157,000
          Other (warrants, SARs, inventory
           and other)                          80,000      51,000       131,000
                                             --------    --------      --------
                                              266,000     172,000       438,000
          Deferred tax liability, tax
           depreciation in excess of
           book depreciation                  (38,000)    (25,000)      (63,000)
                                             --------    --------       -------

                                             $226,000    $147,000      $375,000
                                             ========    ========     =========


     NOTE 6: STOCKHOLDERS' EQUITY TRANSACTIONS

     As a result of prepaying convertible notes on July 8, 1994, the rights to purchase 1,333,333 shares of common stock were converted to warrants at an exercise price of $.35 per share. The warrants are exercisable immediately with 83,333 shares expiring quarterly through March, 1999. As of October 31, 1996, warrants for 499,998 shares were exercised.

     On June 21, 1995 the Company signed a Stock Purchase Agreement to purchase 536,494 shares of the Company's $.01 par value common stock held by certain members of the May family (the "shareholders") at $.90 per share. Terms of the agreement provided for a cash payment in the amount of $174,448 and a five (5) year note in the amount of $308,397, bearing interest at 12% per annum. Interest is payable monthly. The principal is to be paid in five equal annual installments of $61,679. The purchase of these shares was completed on July 18, 1995. The Company's obligation under the note is secured by a pledge by the Company to the noteholder of 342,663 shares of the Company's common stock.

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

     NOTE 7: COMMITMENTS AND CONTINGENCIES:

     On December 31, 1992, the Company entered into an employment agreement ("agreement") with the Chairman of the Company, which was amended on March 28, 1995, providing for base salary plus incentive compensation and fringe benefits as defined in the agreement, through December 31, 1997. At October 31, 1996, the Company has accrued $198,000 of incentive compensation and $100,000 of accrued fringe benefits.

              MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS
                                     (unaudited)

     --------------------------------------------------------------------------

     LIQUIDITY

     Net cash provided by the operations for the six months ended October 31, 1996 was $120,000 reflecting increases in accounts payable and accrued expenses which were partially offset by increases in accounts receivable and inventories. The Company's revolving financing agreement with a major New York bank, dated July 8, 1994, was amended on April 1, 1996. This amendment provided the Company with a revolving line of credit not to exceed $2 million (there was no outstanding balance as of July 31, 1996) and a first mortgage note of $429,000 at April 30, 1996 (the balance was $403,000 as of October 31, 1996). These loan facilities are collateralized by all of the Company's assets and are subject to certain covenants, including a restriction on the payment of common stock dividends at any time and the payment of preferred dividends until April 1, 1999. As of October 31, 1996, preferred dividends in arrears were approximately $811,000.

     Availability of funds under the terms of revolving line of credit is based on eligible accounts receivable and inventory. The initial commitment for $2 million, under the terms of the note, is reduced by $500,000 each six months commencing on October 1, 1999.

     Management believes that it will be able to maintain adequate working capital and cash balances to meet its current needs.

     RESULTS OF OPERATIONS

     Consolidated sales and net income for the quarter ended October 31, 1996 were $4,144,000 and $303,000 respectively as compared to $3,794,000 and $365,000 for the three months ended October 31, 1995. Over the same period, sales for the Fire Controls division, which sells life safety and other electronic systems for high rise buildings, increased by 15%. Sales for the Company's FRCM Case-Acme subsidiary increased by 14% during the three months ended October 31, 1996 versus the same period for the prior year. Sales for the Company's Fire Service, Inc. subsidiary were slightly lower than the same period in 1995

     Consolidated sales and net income for the six months ended October 31, 1996 were $7,649,000 and $594,000 respectively as compared to $7,358,000 and $639,000 for the six months ended October 31, 1995. Over the same period, sales for the Fire Controls division, which sells life safety and other electronic systems for high rise buildings, were slightly higher than 1995. Sales for the Company's FRCM Case-Acme subsidiary increased by 14% during the six months ended October 31, 1996 versus the same period for the prior year. Sales for the Company's Fire Service, Inc. subsidiary were 2% higher than the same period in 1995. Fire Controls generated 47% of total revenues, Fire Service 29% and FRCM Case-Acme 24%.

     The Company's backlog for its life safety and other systems totaled $2,911,000 at October 31, 1996 as compared to $2,839,000 at April 30, 1996.
     The backlog for FRCM Case-Acme was $466,000 (for additions and retrofits to its systems) at October 31, 1996 compared with a level of $339,000 on April 30, 1996. Despite the depressed economic condition and highly competitive nature of the New York market, demand for the Company's systems. especially in the retrofit area, and for its maintenance services remains steady. Operating income for the six months ended October 31, 1996 was $1,347,000 as compared to $1,296,000 for the six months ended October 31, 1995. As a percentage of revenue, the operating income for the six months ended October 31, 1996 and 1995 was 18%.

     Significant changes in balance sheet items from April 30, 1996 to October 31, 1996 are highlighted as follows:

          1: Increases in accounts receivable primarily resulted from higher sales.

          2: Inventories increased as a result of stocking requirements for current jobs.

          3: The increases in accounts payable resulted from the build-up of inventory.

          4: The reduction in debt resulted from scheduled payments.



     PART II

     Item 1: Legal Proceedings -None

     Item 4: The Annual Meeting of Shareholders of the Company was held on November 13, 1996. At the meeting, Messrs. Orhan I. Sadik-Khan and Ronald
     A. Levin were reelected as directors of the Company and Mr. Harry B. Levine was elected director of the Company for the first time. Messrs. Sadik-Khan, Levin and Levine were elected to serve as directors until the 1998 Annual Meeting of Shareholders.

     Item 6: Exhibits and Reports on Form 8-K -None


     Signatures
     ----------

     Firecom, Inc.
     -------------

     Dated:December 13, 1996                      /s/ Paul Mendez
           -----------------                      --------------------------
                                                  Paul Mendez
                                                  Chairman of the Board
                                                  President and Chief Executive
                                                   Officer

                                                  /s/ William J. Lazich
                                                  --------------------------
                                                  William J. Lazich
                                                  Vice President-Finance and
                                                  Chief Financial Officer

                                    EXHIBIT INDEX

     EXHIBIT
     -------

     EXHIBIT 27  FINANCIAL DATA SCHEDULE