Form 10QSB
period 1997-01-31
FIRECOM INC
filed 1997-03-17
CIK 732248

SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C. 20549

     --------------------------------------------------------------------------


     FORM 10-QSB-QUARTERLY OR TRANSITIONAL REPORT


     (Mark One)

     [X]  QUARTERLY REPORT UNDER  SECTION 13 OR 15(d)  OF THE SECURITIES ACT  OF
          1934

                    For the quarterly period ended January 31, 1997

                                          OR

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                            COMMISSION FILE NUMBER 0-12873
                                                   -------

                                    FIRECOM, INC.

     --------------------------------------------------------------------------
                 (Exact name of Small Business Issuer in its charter)

          New York                                   13-2934531
     --------------------                        ------------------
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

     39-27 59th Street, Woodside, New York               11377
     -------------------------------------               -----
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

          YES  X   NO
               -     ---

     As of March 7, 1997, the Registrant had 4,964,675 shares of Common Stock outstanding.

                                        INDEX
                                        -----

                                                                       PAGE NO.
                                                                       --------


     PART I    FINANCIAL INFORMATION

               Item 1: Financial Statements
                    Consolidated Balance Sheet-January  31, 1997             3-4


                    Consolidated Statements of Income-

                    Three Months and Nine Months Ended
                    January 31, 1997 and 1996                                  5

                    Consolidated Statement of Cash Flows-
                    Nine Months Ended January 31, 1997 and 1996                6

                    Notes to Consolidated Financial Statements               7-8


               Item 2:   Management's Discussion and Analysis
                         of Financial Condition and Results
                         of Operations                                      9-10


     PART II  OTHER INFORMATION                                            10

                            FIRECOM, INC. and SUBSIDIARIES
                            ------------------------------

                              CONSOLIDATED BALANCE SHEET
                                     (unaudited)


                                   JANUARY 31, 1997
                                   ----------------



     ASSETS

     CURRENT ASSETS

          Cash and cash equivalents                         $ 1,999,000
          Accounts receivable, net of
            allowance for doubtful
             accounts of $439,000.                            4,382,000
          Inventories                                         1,422,000
          Deferred tax asset                                    438,000
          Prepaid expenses and other                             66,000
                                                            -----------

               Total current assets                         $ 8,307,000
                                                            -----------

     FIXED ASSETS

          PROPERTY, PLANT AND EQUIPMENT,                    $ 1,189,000

            Less:  Accumulated Depreciation & Amortization      662,000
                                                            -----------

              Total Fixed Assets                            $   527,000
                                                            -----------

     OTHER ASSETS

          Product Enhancement                               $   508,000
            Less:  Accumulated Amortization                      421,000
                                                            ------------

              Total Product Enhancement                     $    87,000

          Prepaid Loan Fees                                 $    25,000
                                                            -----------

          Total Other Assets                                $   112,000
                                                            -----------

               TOTAL ASSETS                                 $8,946,000
                                                            ==========

                            FIRECOM, INC. and SUBSIDIARIES
                            ------------------------------

                              CONSOLIDATED BALANCE SHEET
                                     (unaudited)


                                   JANUARY 31, 1996
                                   ----------------


     LIABILITIES AND SHAREHOLDERS' EQUITY

     CURRENT LIABILITIES:

     Current portion of notes payable                  $ 113,000
     Accounts payable                                    497,000
     Accrued expenses                                    865,000
     Income taxes payable                                181,000
                                                       ---------

          Total current liabilities                    $1,656,000
                                                       ----------

     LONG-TERM LIABILITIES:

     Notes payable                                     $  523,000
     Accrued compensation                                 225,000
     Deferred tax liabilities                              63,000
                                                       ---------

          Total Long-Term liabilities                   $  811,000
                                                        -----------
     MANDATORY REDEEMABLE COMMON STOCK                     590,000
                                                       -----------

     SHAREHOLDERS' EQUITY

     Preferred Stock, par value $1; authorized
      1,000,000 shares, none issued                    $        -0-
     Series A Preferred Stock, stated value
      $1,197.50:  Authorized and
       Outstanding:  1,200 shares.                        1,437,000
     Common Stock, par value $.01:
      Authorized 10,000,000 shares.
       Issued:  5,329,005  Outstanding:  4,881,342.         53,000
     Additional Paid-In Capital                          1,680,000
     Retained Earnings                                   3,129,000
                                                         ---------

          Sub-Total                                    $6,399,000
     Less:  Treasury Stock, at cost, 447,663 shares       410,000
                                                       ----------

         Total Shareholders' Equity                    $5,889,000
                                                       ------------

               TOTAL LIABILITIES & EQUITY               $8,946,000
                                                       ============

                            FIRECOM, INC. and SUBSIDIARIES
                            ------------------------------

                          CONSOLIDATED STATEMENTS OF INCOME
                                     (unaudited)


                                  THREE MONTHS ENDED        NINE MONTHS ENDED
                                  ------------------        -----------------
                                      JANUARY 31               JANUARY 31
                                      ----------               ----------

                                  1997          1996         1997       1996
                                  ----          ----         ----       ----
      NET SALES:
       Product                $2,167,000   $2,030,000    $6,525,000 $6,257,000

       Service                 1,580,000    1,622,000     4,871,000  4,753,000
                               ---------    ---------     --------- ----------
           Total Sales         3,747,000    3,652,000    11,396,000 11,010,000
                               ---------    ---------   -----------  ---------


      COST OF SALES:
       Product                 1,278,000    1,075,000     3,647,000  3,580,000

       Service                   825,000      750,000     2,394,000  2,299,000
                                 -------      -------     ---------  ---------
           Total Cost of       2,103,000    1,825,000     6,041,000  5,879,000
           Sales               ---------    ---------     ---------  ---------

      GROSS PROFIT             1,644,000    1,827,000     5,355,000  5,131,000
                               ---------    ---------     --------- ----------

      OPERATING EXPENSES:
      Selling, general and       915,000      893,000     2,911,000  2,649,000
      administrative
      Research and
      development                174,000      161,000       542,000    413,000
                                 -------      -------       -------    -------

           Total operating
           expenses            1,089,000    1,054,000     3,453,000  3,062,000
                               ---------    ---------     ---------  ---------
      INCOME FROM OPERATIONS     555,000      773,000     1,902,000  2,069,000
                               ---------    ---------     ---------  ---------
      OTHER EXPENSES
      Interest                     6,000       22,000        27,000     72,000
      Other                       64,000        2,000       151,000      7,000
                                  ------        -----       -------      -----

           Total Other            70,000       24,000       178,000     79,000
           Expenses               ------       ------       -------     ------
      INCOME BEFORE INCOME       485,000      749,000     1,724,000  1,990,000
      TAX

      INCOME TAX EXPENSE         227,000      346,000       872,000    948,000
      NET INCOME             $   258,000   $  403,000    $  852,000 $1,042,000
                                 =======      =======       ======= ==========

      NET INCOME APPLICABLE
      TO COMMON SHAREHOLDERS  $  226,000   $  371,000    $  765,000 $  945,000
      NET INCOME PER COMMON
      SHARE                   $    .04       $    .07     $   .13     $   .17
      WEIGHTED AVERAGE
      NUMBER OF SHARES USED
      IN COMPUTING EPS         5,751,000    5,468,000     5,766,000  5,468,000

                            FIRECOM, INC. and SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (unaudited)



                                                  NINE MONTHS ENDED
                                                  -----------------
                                                     JANUARY 31
                                                     ----------

                                              1997                  1996
                                              ----                  ----

      CASH FLOWS FROM OPERATING
      ACTIVITIES:

      Net income                       $  852,000           $1,042,000
                                       ----------           ----------

      Adjustments to reconcile net
       income to net cash provided
      by (used in) operating
      activities:

      Depreciation and amortization        73,000               59,000
      Provision for doubtful              120,000              199,000
      accounts

      Deferred income tax credits              -0-                  -0-
      Changes in operating assets
      and liabilities:
      (Increase) in accounts             (785,000)            (452,000)
       receivable,
      (Increase) in inventories          (270,000)            (134,000)
      (Increase) in other current          (9,000)             (16,000)
      and noncurrent assets
      (Increase/(Decrease) in              (9,000)             154,000
      accounts payable, accr. exp.
       & other				----------            ----------
           Total adjustments             (880,000)            (190,000)
                                         --------              -------

      NET CASH PROVIDED BY (USED IN)
      OPERATING ACTIVITIES                (28,000)             852,000
                                         --------              -------
      CASH FLOWS FROM INVESTING
      ACTIVITIES:

      Capital expenditures               (125,000)             (72,000)
                                         --------             --------
      CASH FLOWS FROM FINANCING
      ACTIVITIES:

      Repayment of debt                  (100,000)            (441,000)
      Purchase of treasury shares              -0-            (175,000)

      Proceeds from stock issue            87,000               87,000
                                         --------             --------
      NET CASH USED IN FINANCING          (13,000)            (529,000)
      ACTIVITIES:                        --------            ---------
      NET INCREASE/(DECREASE) IN         (166,000)            (251,000)
      CASH

      CASH:
           Beginning of year            2,165,000            1,704,000
                                        ---------            ---------
           End of nine months          $1,999,000           $1,955,000
                                       ==========           ==========

                            FIRECOM, INC. and SUBSIDIARIES
                           -------------------------------

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (unaudited)


     NOTE 1: ACCOUNTING POLICIES:

     The accounting policies followed by the Company are set forth in Note 1 of the Company's financial statement on Form 10-KSB for the fiscal year ended April 30, 1996.
     In the opinion of management the accompanying consolidated financial statement contains the necessary adjustments, all of which are of a normal and recurring nature, to present fairly Firecom Inc.'s financial position at January 31, 1997 and the results of operations for the three and nine months ended January 31, 1997 and 1996 and statement of cash flows for the nine months ended January 31, 1997 and 1996.


     NOTE 2: INVENTORIES

     Inventories consist of the following at January 31, 1997:

           Raw materials and sub-assemblies                      $1,366,000
           Work-in-process                                           56,000
                                                                 ----------
                                                                 $1,422,000
                                                                 ==========

     NOTE 3: PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of the following at January 31, 1997:

           Building improvements                                 $  254,000
           Machinery and equipment                                  595,000
           Furniture and fixtures                                   340,000
                                                                 ----------
                                                                 $1,189,000
          Less accumulated depreciation and amortization
             							    662,000
                                                                 ----------
                                                                 $  527,000
                                                                 ==========

     NOTE 4: NOTES PAYABLE

          The Company's long-term debt consists of the following at January 31, 1997:

          Notes payable to banks and other:
           First mortgage note payable                           $  390,000
           Other note payable                                       246,000
                                                                 ----------
                                                                 $  636,000
          Less current portion                                      113,000
                                                                 ----------
                                                                 $  523,000
                                                                 ==========

     NOTE 5: INCOME TAXES
          The components of the Company's deferred tax assets and liabilities at January 31, 1997 under SFAS 109 are as follows:

                                                      State and
                                         Federal        City          Total
                                         -------      --------        ------
      Deferred Assets:

        Tax benefit attributable to:
        Allowance for doubtful
          accounts                      $91,000        $59,000      $150,000
        Accrued incentive bonuses        95,000         62,000       157,000
        Other (warrants, SARs,                                       131,000
          inventory and other)           80,000         51,000       131,000
                                        -------        -------       --------
                                        266,000        172,000       438,000
        Deferred tax liability, tax
          depreciation in excess of
          book depreciation             (38,000)       (25,000)      (63,000)
                                        -------        -------       --------
                                       $226,000       $147,000      $375,000
                                      =========       ========      ========

     NOTE 6: STOCKHOLDERS' EQUITY TRANSACTIONS

     As a result of prepaying convertible notes on July 8, 1994, the rights to purchase 1,333,333 shares of common stock were converted to warrants at an exercise price of $.35 per share. The warrants are exercisable immediately with 83,333 shares expiring quarterly through March, 1999. As of January 31, 1997, warrants for 583,331 shares were exercised.

     On June 21, 1995 the Company signed a Stock Purchase Agreement to purchase 536,494 shares of the Company's $.01 par value common stock held by certain members of the May family (the shareholders ) at $.90 per share. Terms of the agreement provided for a cash payment in the amount of $174,448 and a five (5) year note in the amount of $308,397, bearing interest at 12% per annum. Interest is payable monthly. The principal is to be paid in five equal annual installments of $61,679. The purchase of these shares was completed on July 18, 1995. The Company's obligation under the note is secured by a pledge by the Company to the noteholder of 342,663 shares of the Company's common stock.

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

     NOTE 7: COMMITMENTS AND CONTINGENCIES:

     On December 31, 1992, the Company entered into an employment agreement ("agreement") with the Chairman of the Company, which was amended on March 28, 1995, providing for base salary plus incentive compensation and fringe benefits as defined in the agreement, through December 31, 1997. At
     January 31, 1997, the Company has accrued $194,000 of incentive compensation and $102,000 of accrued fringe benefits.

       MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                      OPERATIONS
                                     (unaudited)
      --------------------------------------------------------------------------

     LIQUIDITY

     Net cash from operations declined by $28,000 for the nine months ended January 31, 1997 reflecting increases in accounts receivable and inventories (to support the higher level of business) and declines in accounts payable and accrued expenses. The Company's revolving financing agreement with a major New York bank, dated July 8, 1994, was amended on April 1, 1996. This amendment provided the Company with a revolving line of credit not to exceed $2 million (there was no outstanding balance as of January 31, 1997) and a first mortgage note of $429,000 at April 30, 1996 (the balance was $390,000 as of January 31, 1997). These loan facilities are collateralized by all of the Company's assets and are subject to certain covenants, including a restriction on the payment of common stock dividends at any time and the payment of preferred dividends until April 1, 1999. As of January 31, 1997, preferred dividends in arrears were approximately $844,000.

     Availability of funds under the terms of revolving line of credit is based on eligible accounts receivable and inventory. The initial commitment for $2 million, under the terms of the note, is reduced by $500,000 each six months commencing on October 1, 1999.

     Management believes that it will be able to maintain adequate working capital and cash balances to meet its current needs.


     RESULTS OF OPERATIONS

     Consolidated sales and net income for the quarter ended January 31, 1997 were $3,747,000 and $258,000 respectively as compared to $3,652,000 and $403,000 for the three months ended January 31, 1996. Over the same period, Product sales (life safety and other electronic systems for high rise buildings) were 6.7% higher than the same period in 1996. Service sales were 2.6% lower for the three months ended January 31, 1997 versus the same period in 1996.

     Consolidated sales and net income for the nine months ended January 31, 1997 were $11,396,000 and $852,000 respectively as compared to $11,010,000 and $1,042,000 for the nine months ended January 31, 1996. Over the same period, Product sales were 4.3% higher than 1996. Service sales were 2.5% higher for the nine months ended January 31, 1997 versus the same period in 1996. Fire Controls generated 47% of total revenues, Fire Service 29% and FRCM Case-Acme 24%.

     The Company's backlog for its life safety and other systems totaled $2,501,000 at January 31, 1997 as compared to $2,839,000 at April 30, 1996.
     The backlog for FRCM Case-Acme was $402,000 (for additions and retrofits to its systems) at January 31, 1997 compared with a level of $339,000 on April 30, 1996. Despite the depressed economic condition and highly competitive nature of the New York market, demand for the Company's system's. especially in the retrofit area, and for its maintenance services remains steady.

     Operating income for the nine months ended January 31, 1997 was $1,902,000 as compared to $2,069,000 for the nine months ended January 31, 1996. As a percentage of revenue, the operating income for the nine months ended January 31, 1997 was 17% versus 18% in 1996.

     Significant changes in balance sheet items from April 30, 1996 to January 31, 1997 are highlighted as follows:

          1: Increases in accounts receivable resulted from a higher level of sales and slower collections primarily in the Fire Controls Division due to a change in mix of business.

          2:  Inventories  increased  as   a  result  of  stocking  requirements
          primarily due to the change in mix of business in the Fire Controls Division.

          3: The reduction in debt resulted from scheduled payments.


     PART 11

     Item 1: Legal Proceedings -None

     Item 4: The Annual Meeting of Shareholders of the Company was held on November 13, 1996. The only matter voted upon at the meeting was the election of directors. The three nominees for the 1998 class of directors were elected without opposition. Orhan I. Sadik-Khan received 3,242,516 votes and Ronald A. Levin and Harry B. Levine each received 3,241,516 votes with 1,000 shares withheld.

     Item 6: Exhibits and Reports on Form 8-K -None



                                             SIGNATURES



                                             Firecom, Inc.
                                             -------------

     Dated:    March 13, 1997 			/s/ Paul Mendez
             ____________________          __________________________
                                             Paul Mendez
                                             Chairman of the Board
                                             President and Chief Executive
					     Officer

						/s/ Williamn J. Lazich
                                             _________________________
                                             William J. Lazich
                                             Vice President-Finance and
                                             Chief Financial Officer

                                    EXHIBIT INDEX


     Exhibit
     _______


     EXHIBIT 27 		FINANCIAL DATA SCHEDULE