Form 10KSB40
period 1997-04-30
FIRECOM INC
filed 1997-08-13
CIK 732248

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
          ----------------------------------------------------------------
                                     FORM 10-KSB

               (Mark One)
         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
               [FEE REQUIRED]
               For the fiscal year ended April 30, 1997

                                          OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                            COMMISSION FILE NUMBER 0-12873

                                    FIRECOM, INC.
          ----------------------------------------------------------------
                 (Exact name of Small Business Issuer in its charter)

                    New York                      13-2934531
                    --------                      ----------
          (State or other jurisdiction of    (I.R.S. Employer
          incorporation or organization)     Identification No.)

          39-27 59th Street, Woodside, New York        11377
          -------------------------------------        -----
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

          State issuer's revenues for its most recent fiscal year-
          $15,336,000

          The aggregate market value of the voting stock held by non-affiliates of the Issuer, based upon the average bid and asked prices for the Registrant's Common Stock, $.01 par value per share, as of July 28, 1997 was $3,609,750.

          As of July 28, 1997, the Registrant had 5,908,194 shares of Common Stock outstanding.
          Documents incorporated by Reference: None.

                                        PART I
                                        ------

          ITEM 1. BUSINESS
          ----------------

          GENERAL.
          --------

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

          FIRE ALARM AND COMMUNICATIONS SYSTEMS
          -------------------------------------

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

          During the fiscal year ended April 30, 1997, revenues from the sale of the fire alarm, communication systems and other building systems constituted approximately 57% of the Company's consolidated revenues.

          FIRECOM LIFE SAFETY NET 2000 SYSTEM
          -----------------------------------

          The new Firecom LSN 2000 System represents the latest state-of-the-art technology available in Life Safety equipment. The Firecom LSN 2000 System integrates addressable and intelligent fire alarm sensing devices such as smoke detectors, manual fire alarm stations and sprinkler waterflow switches, and displays the status of these devices. This Firecom Systems includes a communication system consisting of amplifiers and loudspeakers for sounding alarms and paging from either a floor warden station or a fire command station. The newly designed LSN 2000 fire alarm and communication system, manufactured by Firecom, will be replacing the older 8500 System and is completely backward compatible to upgrade the older Firecom 8500 System as well as designed to meet the needs of the national market.

          OTHER FIRE CONTROL AND COMMUNICATION SYSTEMS
          --------------------------------------------

          The Company designs, assembles and markets fire control systems other than the Firecom 8500 System. The Company does not manufacture the control unit for these systems. Additionally, the Company distributes other electronic building systems and equipment under OEM agreements for Uninterrupted Power Supplies.

          SERVICE
          -------

          The Company's life safety systems are covered by a one-year warranty. The Company offers service contracts covering such systems during and after the warranty period. Several other companies compete with the Company for the servicing business. The Company's subsidiaries handle maintenance services for the Company s products as well as products of other Life Safety equipment manufacturers.

          For the fiscal year ended April 30, 1997, revenues earned from servicing systems constituted approximately 43% of the Company's consolidated revenues.

          MARKETING
          ---------

          The Company's fire alarm, communication and other building systems are sold in the New York area through an in-house sales and marketing department. Much of the Company's new business arises because building owners, electrical contractors and professional engineers in the New York City area who are familiar with the Company generally include the Company on project bidding lists.

          Firecom began marketing the LSN 2000 System in January of 1997 in New York City and the rest of the country. Outside of New York City, the Company markets the LSN 2000 through a network of regional managers, sales representatives and distributors.

          The Company's service contracts are sold through an in-house sales and marketing department.

          CUSTOMERS AND SUPPLIERS
          -----------------------

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

          REGULATIONS
          -----------

          The Company believes that it currently complies with all applicable building codes, zoning ordinances, occupational safety and hazard standards and other applicable federal, state and local ordinances and regulations.

          COMPETITION
          -----------

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

          PATENT AND TRADEMARKS
          ---------------------

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

          The Company has received of its fourth patent for a mechanical device called PULLplus. Currently, most alarm pull stations are mounted 60 to 64 inches above the finished floor. However, new Federal government regulations under The Americans with Disabilities Act, enacted in 1990, requires that manual stations for fire alarms must be mounted so that the pull handle is no greater than 48 inches from the finished floor. PULLplus is an economical; easy to install mechanical add-on that lowers the height at which existing alarm pull stations can be actuated.

          The Company has a patent pending on its LSN 2000 System.

          The Company has several trademarks, including the name "Firecom" and "Technology Protecting Life," that are registered with the United States Patent and Trademark Office.

          EMPLOYEES
          ---------

          As of July 28, 1997, the Company employs approximately 130 full-time employees, 37 of whom are salaried and 93 of whom are paid on an hourly basis. With the exception of the Company's 3 regional managers for its LSN 2000 System, all of its employees are located in the Woodside, New York facility. The Company believes its relationship with its employees is satisfactory and has not experienced work stoppages of a material nature.

          BACKLOG
          -------

          As of April 30, 1997, the Company had a backlog for fire control and other systems of approximately $2,372,000, substantially all of which it anticipates completing in the current fiscal year. The backlog at April 30, 1996 was approximately $3,178,000.


          ITEM 2.  PROPERTY
          -----------------

          The Company owns property and a building in Woodside, New York where it maintains manufacturing, sales, service and engineering operations. The two story building is fire resistant and approximately 16,000 square feet. The underlying property is approximately one acre.

          As a result of the accounting treatment of the original bargain purchase of the Company, the value of the building and property is not reflected on the Company's Balance Sheet. A 1994 independent appraisal indicates a current value of the property of approximately $650,000. The Company leases a 5,000 square foot building in Woodside, New York, which it utilizes for additional warehouse space under a lease, which will expire on March 31, 1998. It has an annual average rent of $30,450. The Company also leases 1,000 square feet of additional space in Woodside, New York under a lease which expired on March 31, 1997. It had an average annual rent of $9,600. This lease is being continued on a month-to-month basis while its terms are being negotiated.


          ITEM 3. LEGAL PROCEEDINGS
          -------------------------

          In the normal course of its operations, the Company has been named in various legal actions seeking monetary damages. While the outcome of some of these matters cannot be estimated with certainty, management does not expect, based upon consultation with legal counsel, that they will have a material effect on the Company's business.

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
          -------------------------------------------------------------

          None


                                       PART II
                                       -------

          ITEM 5.   MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
          -----------------------------------------------------------
                    SECURITY HOLDER MATTERS
                    -----------------------

               (a) The Company's Common Stock is traded in the over-the-counter market. The following table shows the high and low bid quotations for the Company's Common Stock for the quarters indicated.


                                              CLOSING BID

                                         HIGH               LOW

          Fiscal 1996:

               First quarter          $ 11/16             $ 17/32

               Second quarter           23/32               11/16

               Third quarter             7/10               23/32

               Fourth quarter           23/32                9/16

          Fiscal 1997:

               First quarter          $ 12/16             $ 11/16

               Second quarter           1.063               15/16

               Third quarter            1.125               1.070

               Fourth quarter           1.125               1.031

          The above information was obtained from stock brokers and represent prices between dealers and do not include retail markups, markdowns or commissions and may not necessarily represent actual transactions.

               (b) As of July 28, 1997, there were 356 record holders of the Company's Common Stock. The closing bid and asked prices for the Company's Common Stock on July 28, 1997 were $1.07 and $1.14 respectively.

               (c) The Company has not paid any cash dividends on its common stock to date, and the payment of cash dividends in the foreseeable future is not contemplated by the Company. The Company's loan agreements prevent it from paying dividends. The Company's future dividend policy will depend on the earnings, capital requirements, financial condition and other factors considered relevant by the Company's Board of Directors. On June 11, 1997, the Board declared payable all cumulative dividends in arrears ($905,000) on the Company's Series A Preferred Stock. This amount was paid on July 22, 1997 (see Note 13 in the accompanying "Notes to the Consolidated Financial Statements"). At that same time, all of this Preferred Stock was exchanged for the Company's Common Stock.


          ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -----------------------------------------------------------
                    CONDITION AND RESULTS OF OPERATIONS
                    -----------------------------------

          RESULTS OF OPERATIONS
          ---------------------

               The following table sets forth items in the Consolidated Statements of Income as a percentage of sales:


                                        Relationship to Net Sales
                                        For the Years Ended April 30,
                                        -----------------------------

                                             1997        1996
                                             ----        ----

          Net Sales                          100.0%    100.0%
          Cost of Sales                       52.5      51.8
          Selling, General and
            Administrative Expenses           25.9      24.1
          Research & Development               4.7       3.6
                                               ---       ---
          Operating Income                    16.9      20.5
          Other Income (Expense)             (0.1)     (0.6)
          Income Tax Expense                   7.6       9.4
                                               ---       ---
          Net Income                           9.2      10.5
                                               ---      ----


          1997 FISCAL YEAR COMPARED TO 1996 FISCAL YEAR
          ---------------------------------------------

          Consolidated sales for the Company's operations increased by approximately 3%. Sales for the Fire Controls division, which sells life safety and other electronic systems for high rise buildings, were slightly higher than the prior year. Sales for Company's Fire Service, Inc. subsidiary declined by 2% versus 1996. Revenues for the Company's FRCM Case-Acme, Inc. subsidiary increased by 18% versus prior year. Fire Controls generated 47.0% of total revenues, Fire Service 29.1% and FRCM Case-Acme 23.9%.

          The small increase in revenues for the Fire Controls division reflects the continued weakness in the New York City market place with regards to new construction of buildings. Offsetting this weakness was the increase in contracts for new systems in existing buildings together with increased demand for upgrades and renovations to existing buildings to bring them into conformity with New York City building codes. The decline in sales for the Fire Service, Inc. subsidiary, which services systems sold by the Fire Controls Division and other Life Safety equipment manufacturers, resulted from intense competition for new or expanded contracts and a resulting adverse pressure on contract prices. The increase in FRCM CaseAcme, Inc. subsidiary revenues primarily reflects a strong market for upgrades and renovations to existing Case-Acme systems together with service contract revenues on these systems.

          The Fire Controls division backlog for its Life Safety and other systems totaled $1,853,000 at April 30, 1997, a decrease of $986,000 from the backlog of April 30, 1996. FRCM Case-Acme had a backlog of approximately $519,000 for additions and retrofits to its systems at April 30, 1997 an increase of $180,000 from the backlog of April 30, 1996. The poor new construction environment and highly competitive New York market for fire protection systems and services were the primary reasons for the reduction in the Company's total backlog.

          Selling, general and administrative expenses for the year ended April 30, 1997 increased approximately $385,000 as compared to the year ended April 30, 1996 primarily due to increases in staff (3 regional managers) and sales and marketing expense aimed at the Company's launching of its LSN 2000 System in the national market.

          Research and development costs were $721,000 for the year ended April 30, 1997 as compared to $531,000 in the year ended April 30, 1996. These expenditures primarily reflect the development of the LSN 2000 System and the Company's commitment to be able to provide its current and future customers with the latest stateof-the-art fire and life safety systems.

          Operating income for the 1997 fiscal year was $2,589,000 as compared to $3,051,000 for fiscal 1996. The decrease in operating income for fiscal 1997 of 15.1% from fiscal 1996 resulted primarily from the higher marketing, sales and research and development costs associated with the introduction of the LSN 2000 System and expansion from New York City into the national market.

          Significant changes in balance sheet items from April 30, 1996 to April 30, 1997 are highlighted as follows:

               1: Accounts receivable increased by $623,000 (17%), due to an increase in sales of $452,000 and a slowdown in collections due to a general weakness throughout the New York City construction industry. Management believes that reserves for doubtful accounts are adequate to cover anticipated losses in collection.
               2: Inventories were $112,000 or 10% higher at April 30, 1997 than at April 30, 1996, primarily due to material requirements for the LSN 2000 System and the national market.
               3: The increase in Property, plant and equipment and Other assets primarily reflect the acquisition of computers and computer peripheral equipment.
               4: The increase in debt resulted from the acquisition of stock from the Norwood Venture Corporation (see Notes 5, 6 & 8 in the accompanying "Notes to the Consolidated Financial Statements") on March 27, 1997 less reductions in debt from scheduled payments to debt as of April 30, 1996. The debt incurred in the Norwood transaction was $1,283,332.
               5: Equity changes resulted from purchase of shares from the Norwood Venture Corp. on March 27, 1997.

          Interest expense for fiscal 1997 was $84,000, 27% less than fiscal 1996 due to the reduction in the outstanding debt as of April 30, 1996. This reduction in debt was partially offset by the debt incurred with the Norwood Venture Corp. transaction on March 27, 1997.


          LIQUIDITY
          ---------

          Net cash provided from operations was $849,000. After taking into account funds used for the repayment of debt ($112,000), net common stock transactions ($234,000) and toward capital expenditures ($203,000), this resulted in a net increase in cash of $300,000. The Company has a revolving line of credit up to a maximum of $2,000,000 (there was no outstanding balance at April 30, 1997) and a first mortgage note of $377,000 at April 30, 1997. These notes are collateralized by substantially all of the Company's assets and are subject to certain covenants. As of April 30, 1997, preferred dividends in arrears were approximately $876,000. These dividends in arrears were satisfied subsequent to year-ended April 30, 1997 (see Notes 7 & 13 of the "Notes to the Consolidated Financial Statements") and the preferred stock was exchanged for common stock. There are restrictions on the payment of dividends in the Company's loan documents.

          Availability under the terms of the revolver is based on eligible accounts receivable and inventory. The initial commitment for $2,000,000 under the terms of the revolving note is reduced by $500,000 each six months commencing October 1, 1999. There were no borrowings against the revolving loan as of April 30, 1997.
          In late July of 1997, the Company borrowed $500,000 against the line in order to support the working capital requirements of its national expansion.

          During the fiscal year ending April 30, 1998 ("Fiscal 1998"), the Company intends to spend approximately $650,000 on research to develop new fire alarm and communication systems. These R & D expenditures will be financed from the Company's working capital and/or its line of credit.

          On June 21, 1995, the Company signed a Stock Purchase Agreement to purchase 536,494 shares of the Company's $.01 par Value Common Stock held by certain members of the May family (the "Shareholders") at $.90 per share. Terms of the agreement provide for a cash payment in the amount of $174,448 and a five
          (5) year note in the amount of $308,396, bearing interest at 12% per annum. Interest is to be paid monthly. The principal is to be paid in five equal annual installments of $61,679. The Company's obligation under the note is collateralized by a pledge by the Company to the noteholder of 342,663 shares of the Company's Common Stock.

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

          On March 27, 1997, the Company signed a Purchase Agreement to purchase 583,331 shares of the Company's $.01 per value stock at $1.40 per share and 750,002 warrants at $1.05 per warrant held by Norwood Venture Corporation ("Norwood"). As part of the terms of purchase the Company issued to Norwood a six-year subordinated promissory note in the amount of $1,283,332 bearing interest at 10% per annum. Principal and interest totaling $71,755 is to be paid quarterly commencing June 27, 1997 through March 27, 2003 (see Notes 5, 6 & 7 in the accompanying "Notes to the Consolidated Financial Statements").

          The Company's net working capital was approximately $6,627,000 at April 30, 1997. While revenues from the New York City market, where the Company historically operated, continue to be weak, management believes that this weakness will be more than offset by the successful introduction of its new product into the national market. Management believes that it will be able to maintain adequate working capital and cash balances to meet the needs of the Company.


          INFLATION
          ---------

          The impact of inflation on the Company's contracts is not material since the Company's labor contracts are normally controlled by union contracts covering a period of two or more years.


          SUBSEQUENT EVENTS
          -----------------

          On June 26, 1997, the Company acquired certain service contracts and intellectual property rights from a New York supplier of Life Safety systems for $285,200. $150,000 was paid at closing and the balance of $135,200 is payable quarterly through August 2000, with interest of 10% (see Note 13 in the accompanying "Notes to the Consolidated Financial Statements").

          On July 22, 1997, the Company exchanged of all of the Series A Preferred Stock having a liquidation preference of $1,437,000 for an aggregate of 1,149,600 shares of the Company's common stock (see Note 13 in the accompanying "Notes to the Consolidated Financial Statements").

          RECENT PRONOUNCEMENTS
          ---------------------

          NEWLY ISSUED ACCOUNTING STANDARD - In March 1997, the Financial Accounting Standards Board released Statement No. 128 (SFAS No.
          128) "Earnings per Share". SFAS No. 128 requires dual presentation of basic and diluted earnings per share on the face of the income statement for all periods presented. Basic per share excludes dilution and is computed by dividing income available to common shareholders by the weighted number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then share in the earnings of the entity. Diluted earnings per share is computed similarly to fully diluted earnings per share pursuant to APB No. 15. SFAS No. 128 is effective for fiscal years ending after December 15, 1997, and when adopted, it will require restatement of prior year's earnings per share.

          Management does not believe that SFAS No. 128 will have a material impact upon historical net income per share as reported.

          COMPANY'S STATEMENT FOR FORWARD-LOOKING INFORMATION
          ---------------------------------------------------

          This annual report, including management's discussion and analysis set forth above, contains certain forward-looking statements, including statements regarding the Company's results of operations, financial position and potential competition. These forward-looking statements are based on current expectations that involve a number of risks and uncertainties, including the ability to market and sell its new LSN 2000 product nationally, outside of the Company's traditional New York City market.


          ITEM 7. FINANCIAL STATEMENTS
          ----------------------------

          The consolidated financial statements and independent auditors' report required to be filed hereunder are indexed at Page F-1 and are incorporated herein by reference.


          ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          -----------------------------------------------------

          None.

                                       PART III
                                       --------
          ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          --------------------------------------------------------------
                    PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE
                    ------------------------------------------------------
                    ACT
                    ---

          NAME                     AGE            OFFICE
          ----------------------------------------------------------------

          Paul Mendez              54             Chairman of the Board,
                                                  President and Director

          Howard L. Kogen          57             Executive Vice President

          Antoine J. Sayour        47             Senior Vice President

          William J. Lazich        53             Vice President-Finance

          Peter Barotz             68             Director

          Orhan I. Sadik-Khan      67             Director

          Ronald A. Levin          54             Director

          Hilary B. Miller         46             Director

          Harry B. Levine          61             Director


          Directors hold office for a period of two years from the Annual Meeting of Shareholders at which they are elected or until their successors are duly elected and qualified. At the 1995 Annual Meeting, Mr. Mendez and Mr. Barotz were elected to serve until the 1997 Annual Meeting. At the 1996 Annual Meeting, Mr. Sadik-Khan, Mr. Ronald Levin and Mr. Harry Levine were elected to serve until the 1998 Annual Meeting. The holder of the Company's Series A Preferred Stock elected Mr. Miller in September of 1996. The Company's officers are appointed by the Board of Directors and hold office at the will of the Board.

          Paul Mendez was elected a Director, Chairman of the Board and President on July 19, 1991. He is also employed as Vice President of Multiplex Electrical Services, Inc., a company, which is engaged in the business of manufacturing, installing and servicing fire alarm systems.

          Howard L. Kogen joined the Company as Vice President-Sales and Marketing in March 1984. He was appointed Executive Vice President and Chief Operating Officer in 1990.

          Antoine J. Sayour joined the Company as Chief Engineer in 1984. He is now Senior Vice President of the Company and President of the Fire Service Subsidiary.

          William J. Lazich joined the Company as Vice President-Finance in July 1996. Prior to joining the Company, Mr. Lazich had been the Controller, for more than five years, of a direct marketing/manufacturing firm headquartered in Westchester County, New York

          Peter Barotz was elected a director of the Company in April 1993. Mr. Barotz, for more than the last five years, has been engaged primarily as a private investor. Mr. Barotz has also served as President of Panda Capital Corp.; a New Rochelle, New York based business engaged in the export business.

          Orhan Sadik-Khan was elected a director of the Company in April 1993. Mr. Sadik-Khan serves as an advisory director of Paine Webber Incorporated and as an advisory director of Russian

          Partners Management, LLC, a venture capital fund. Previously he served as a managing director of each of these companies.

          Ronald A. Levin, since 1991, has been a partner in the certified public accounting firm of Levin, Bartlett & Co., Franklin Lakes, New Jersey.

          Hilary B. Miller has been President of Stranger, Miller, Inc. since 1987. His company is a private investment firm located in Greenwich, CT.

          Harry B. Levine has served as President of Levine Securities, Inc. for more than five years. His firm is a member of the New York Stock Exchange.

          There are no family relationships between any director or officer and any other director or officer.

          The Board of Directors has no standing committees.

          The Registrant is not aware of any Section 16(a) filing deficiencies.


          ITEM 10. EXECUTIVE COMPENSATION
          -------------------------------

          The following table sets forth certain information with respect to cash compensation paid or accrued by the Company, for services rendered to the Company during the fiscal year ended April 30, 1997, to each of the executive officers of the Company whose aggregate remuneration exceeded $100,000.

                              SUMMARY COMPENSATION TABLE


                              Annual Compensation
                                                               Long-Term
            Name and                                          Compensation
            Principal       Fiscal                            Options/SAR
            Position         Year      Salary       Bonus        Awards
          --------------------------------------------------------------------

          Paul Mendez         1997    $200,000     $184,031       -0-
          Chairman and        1996     200,000      223,731       -0-
          President           1995     150,000      201,264       -0-


          Howard L. Kogen     1997    $138,000      $47,186
          Executive Vice      1996     132,000       54,203
          President           1995     129,000       49,566   66,000shs(1)


          Antoine J. Sayour   1997    $118,420      $32,267
          Senior Vice         1996     110,430       39,694
          President           1995     106,430       39,075   63,000shs(1)

          (1)  Stock Option Award

          AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END
          --------------------------------------------------------------
          OPTION/SAR VALUES
          -----------------

                                      NUMBER OF
                                      SECURITIES     VALUE OF
                                      UNDERLYING     UNEXERCISED
                                      UNEXERCISED    IN-THE-MONTY
                                      OPTION/SAR'S   OPTIONS/SAR'S
                  SHARES              AT FY-END (#)  AT FY-END ($)
                ACQUIRED ON  VALUE    EXERCISABLE/   EXERCISABLE/
       NAME      EXERCISE   REALIZED  UNEXERCISABLE  UNEXERCISABLE
       ----      --------   --------  -------------  -------------

    Paul Mendez     -0-       -0-        400,000/      $170,000/
                                         100,000        $42,500

    Howard L.       -0-       -0-        160,400/      $110,410
      Kogen                               39,600        $20,790

    Antoine J.      -0-       -0-        112,200/      $76,605/
      Sayour                              37,800       $19,845


          STOCK OPTIONS
          -------------

          The Company adopted an Incentive and Non-Qualified Stock Option Plan (the "Plan") which provided for the granting of not more than 600,000 shares of Common Stock. The Plan is open to officers, directors and certain employees of the Company and will expire on April 30, 2001. Subject to the provisions of the Plan with respect to death, retirement and termination of employment, the maximum period during which each Option may be exercised may be fixed by the Board at the time each Option is granted but shall in no event exceed ten (10) years. The price at which shares may be purchased upon exercise of a particular Option shall be not less than eighty-five percent (85%) of the fair market value of such shares on the date such Option is granted, as determined by the Board. Options for an aggregate of 506,670 shares of Common Stock at exercise prices ranging from $0.30 to $0.75 were outstanding under the Plan as of April 30, 1997.

          Included in the aggregate outstanding were options to purchase 51,000 shares at $.75 per share issued during the fiscal year ended April 30, 1997. No options were exercised during the fiscal year. 40,000 options expired.

          DIRECTORS' COMPENSATION AND SAR AWARDS
          --------------------------------------

          Directors of the Company who are not also executive officers of the Company receive an annual retainer of $12,000 plus $1,000 for each Board meeting they attend. In addition each director, other than Mr. Mendez, is granted the right to receive a cash payment equal to the increase in value of 20,000 shares of the Company's Common Stock from the date of their first election or appointment to the Board, and payable upon, the earliest to occur of various qualifying events. The Company may, at its sole option, defer payment for a maximum of 24 months from the date of a valid notice of exercise of these rights. The Company recorded a total liability of approximately $55,000 as of April 30, 1997 (versus an accrual of $40,000 at April 30, 1996) in respect of these rights.

          Concurrently with the execution of Mr. Mendez' Employment Agreement, and as additional consideration thereunder, Mr. Mendez and the Company entered into a stock appreciation rights agreement pursuant to which Mr. Mendez was granted the right to receive, in cash, the appreciation value (the "Appreciation Rights") with respect to 500,000 shares of Common Stock. The Appreciation Rights are exercisable in pro rata installments over a five-year period and have initial value prices ("base prices") as follows: 200,000 Appreciation Rights have a base price of $.25 per share; 100,000 Appreciation Rights have a base price of $.50 per share; 100,000 Appreciation Rights have a base price of $1.00 per share; and 100,000 Appreciation Rights have a base price of $1.50 per share. Notwithstanding anything in the above agreement, Mr. Mendez shall not be entitled to receive any cash payment as a result of the exercise of Rights under the Agreement prior to May 1, 1996. The Company recorded a total liability of approximately $202,000 as of April 30, 1997 (versus an accrual of $64,000 at April 30, 1996) in respect of these rights.

          EMPLOYMENT AGREEMENTS
          ---------------------

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

          The Mendez Employment Agreement also provides that Mr. Mendez' employment is terminated by him for "Good Reason"(as defined below) or by the Company without Mr. Mendez' consent and without Cause (as defined in the Mendez Employment Agreement) and not due to death or disability of Mr. Mendez, Mr. Mendez shall be entitled to receive (in addition to continuation of his executive benefits) his base salary for the greater of two full years from the date of termination or the remainder of the Mendez Employment Agreement and whatever incentive compensation he would otherwise been entitled to receive for the fiscal year during which his employment is terminated. Good Reason is defined as the occurrence, without Mr. Mendez' prior consent of (i) a reduction in rank or an assignment of duties materially inconsistent with Mr. Mendez' positions as Chairman of the Board and Chief Executive Officer of the Company, without any substantial failure of Mr. Mendez to perform such duties properly and effectively;
          (ii) a reduction by the Company in Mr. Mendez' annual base salary or a material reduction or elimination of his perquisites of office or a substantial reduction or elimination of his aggregate available employee benefits as in effect at December 31, 1992 or as the same may be increased from time to time;(iii) a change in the location at which Mr. Mendez' services are to be regularly performed to a location out of the 30-mile radius of the Empire State Building, New York, New York, without a comparable change for other executive officers of the Company, or any willful, material breach by the Company of any provision of Mr. Mendez' Employment Agreement not cured within a period of ten business days after receipt by the Company of written notice from Mr. Mendez of his intention to resign for Good Reason because of such breach; or(iv) the merger or consolidation of the Company with or into any other entity as a result of which Mr. Mendez is reduced in rank or is assigned duties with the surviving entity that are materially inconsistent with his then present position(s) with the Company. In addition. the Mendez Employment Agreement provides that in the event of termination of Mr. Mendez' employment thereunder due to death or disability (as defined therein), the Company shall pay Mr. Mendez (or his estate, as the case may be) his annual base salary for one year following his termination of employment and whatever incentive compensation Mr. Mendez would otherwise been entitled to receive for the fiscal year during which his employment is terminated. The Mendez Employment Agreement expires on April 30, 2000.

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

          The Company entered into a new employment agreement with Mr. Kogen effective May 1, 1994 and expiring April 30, 1999. In consideration of his services as Executive Vice President and Chief Operating Officer of the Company, (i) Mr. Kogen is to receive an annual salary of $129,000 effective May 1, 1994 and
          (ii) is entitled to annual increases of approximately 3% to a total of $145,000 effective on May 1, 1998 and (iii) will receive a bonus based on the Operating Income of the Company. Kogen's employment agreement also contains a six-month non-competition provision following the term of the agreement or any extension thereof.

          The Company entered into a new employment agreement with Mr. Sayour effective May 1, 1994 and expiring April 30, 1999. In consideration of his services as Senior Vice President of the Company, (i) Mr. Sayour is to receive an annual salary of $106,430 effective May 1, 1994 and (ii) is entitled to annual increases of approximately $4,000 per year to a total of $122,857 effective on May 1, 1998 and (iii) will receive a bonus based on the Operating Income of the Company. Sayour's employment agreement also contains a six-month non-competition provision following the term of the agreement or any extension thereof.


          ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          -------------------------------------------------------------
                    MANAGEMENT.
                    ----------

          The following table sets forth certain information as of July 28, 1997 (except for employee stock option information which is as of April 30, 1997) regarding (i) the ownership of Common Stock of the Company by each person who is known to the management of the Company to have been the beneficial owner of more than 5% of the outstanding shares of the Company's Common Stock, (ii) the ownership interests of each present director, (iii) the ownership interests of the Chief Executive Officer and other executive officers of the Company whose total annual salary and bonus exceeded $100,000 during the fiscal year ended April 30, 1997 and
          (iv) the ownership interests of all directors and executive officers of the Company as a group.

                 Name and                             Amount and
      Title      Address of             Position      Nature of
       of        Beneficial               with        Beneficial     % of
      Class        Owner                 Company      Ownership     Class
     -----------------------------------------------------------------------

     Common    Paul Mendez            Chairman of the   2,663,646   45.1%
     Stock     13 Coventry Road       Board             (1)(2)(3)
     $.01 par  Livingston, NJ         Chief Executive
     value                            Officer and
                                      Director

               Firecom Holdings, L.P. None              1,526,850   25.8%
               13 Coventry Road                         (1)
               Livingston, NJ

               Ildar Idris            None              353,354(2)  6.0%
               15 Horvath Strasse
               Grfeling 8032
               West Germany

               Carol Mendez           None              514,800(2)  8.7%
               13 Coventry Road
               Livingston, NJ

               Howard L. Kogen        Executive Vice    179,500(4)  3.0%
                                      President

               Antoine J. Sayour      Senior Vice       132,500(5)  2.2%
                                      President

               Orhan I. Sadik-Khan    Director          51,500(2)   0.8%

               Hilary B. Miller       Director            -0-       --

               Ronald A. Levin        Director            -0-       --

               Peter Barotz           Director            -0-(2)    --

               Harry B. Levine        Director          5,000       --

               All executive officers                   3,032,146   49.1%
               and directors as a                       (1)(2)(3)(4)
               group (5 persons)                        (5)


          (1) Includes 1,526,850 shares of Common Stock held by Firecom Holdings, L.P., a Delaware limited partnership ("Firecom Holdings"), of which Paul Mendez is the general partner. Firecom Holdings is in the process of liquidation, following which approximately 40% of the shares owned by it will be distributed to Mr. Mendez and 40% to Carol Mendez.

          (2) Pursuant to a voting agreement with certain shareholders of the Company, Paul Mendez, Carol Mendez and the other parties thereto agreed that all shares of Common Stock held by Naomi Pollack, Nathan Barotz, Celia Barotz and Lam Investment Co. (the "Barotz Group"), Orhan Sadik-Khan, Dr. Ildar Idris, Karim Sadik-Khan, Janette Sadik-Khan, Karen Sadik-Khan, Jan Sadik-Khan and Kadria Sadik-Khan (the "Sadik-Khan Group"), Carol Mendez and Mr. Mendez shall be voted so that the Board of Directors of the Company shall consist of six persons elected by the holders of the Common Stock as follows: Mr. Sadik-Khan (or his designee), Mr. Barotz (or his designee), Mr. Mendez and three persons designated by Mr. Mendez.

          (3) Includes 536,494 shares (the "Option Shares") for which Paul Mendez has an irrevocable proxy to vote pursuant to an Option and Escrow Agreement, dated as of July 18, 1995 (the "Option and Escrow Agreement") between the Company and certain members of the May family (the "Selling Shareholders"). Under the terms of the Option and Escrow Agreement, each Selling Shareholder has the right, but no the obligation, to require the Company to purchase, on September 1, 1998, his or her Option Shares at a price of $1.10 per share. At any time under the Option and Escrow Agreement, the Company shall have the right, but not the obligation, to purchase all of the Option Shares at a purchase price of $1.25 per share. Under the terms of the Option and Escrow Agreement, Mr. Mendez has an irrevocable proxy to vote the Option Shares until the termination of the agreement. See "Related Transactions."

          (4) Includes 19,100 shares of Common Stock beneficially owned by Mr. Kogen with his wife as joint tenants and 160,400 shares of Common Stock underlying presently exercisable options.

          (5) These shares include 20,300 shares of Common Stock beneficially owned by Mr. Sayour with his wife as joint tenants and 112,200 of Common Stock underlying presently exercisable options.

          ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          -------------------------------------------------------

          On June 21, 1995, the Company signed a Stock Purchase Agreement to purchase 536,494 shares of the Company's $.01 par Value Common Stock held by certain members of the May family (the "Shareholders") at $.90 per share. Terms of the agreement provide for a cash payment in the amount of $174,448 and a five
          (5) year note in the amount of $308,396 bearing interest at 12% per annum. Interest is to be paid monthly. The principal is to be paid in five equal annual installments of $61,679. The Company's obligation under the note is collateralized by a pledge by the Company to the noteholder of 342,663 shares of the Company's Common Stock.

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


          ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
          -----------------------------------------

          (a)  Exhibits

               3(a) Certificate of Incorporation of the Company filed March 16, 1978. [incorporated by reference to
                         Exhibit 3(a) to the Company's Registration
                         Statement on Form S-18 (Commission File No. 2-87583-NY), filed on October 31, 1983].

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

               3(g) Certificate of Amendment of the Certificate of Incorporation of the Company filed August 4, 1986 stating the Designation and Preference of the Company's Series A Preferred Stock [incorporated by reference to Exhibit 3 (g) to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1987].

               3(h) Certificate of Amendment of the Certificate of Incorporation of the Company filed March 1987, limiting the director's liability in certain circumstances [incorporated by reference to
                         Exhibit 3(j) to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1988].

               3(i) Certificate of Amendment of the Certificate of Incorporation of the Company filed June 5, 1991, changing the Designation and Preference of the Company's Series A Preferred Stock. [incorporated by reference to Exhibit 3(I) to the Company's Report on Form 8-K dated April 30, 1991].

               3(j) Certificate of Amendment to the Certificate of Incorporation ratified and adopted April 1, 1993 (incorporated by reference to Exhibit A to the Company's Proxy Statement for the Annual Meeting of Shareholders held on April 1, 1993)

               3(k) By-laws of the Company (incorporated by reference to Exhibit 3(f) to the Company's Registration Statement on Form S-18 (Commission File No. 2-87583-NY), filed on October 31, 1983].

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

               10(a) Employment Agreement dated as of December 31, 1992 with Paul Mendez, and Amendment thereto dated

                         March 28, 1995 [incorporated by reference to
                         Exhibit 10(a) to the Company's Report on Form 8-K dated April 30, 1995].

               10(b) Stock Appreciation Rights Agreement dated as of December 31, 1992 with Paul Mendez [incorporated by reference to Exhibit 10(b) to the Company's Report on Form 8-K dated April 30, 1993].

               10(c) Company's 1986 Non-Qualified Stock Option Plan [incorporated by reference to Exhibit A to the Company's Proxy Statement for the Annual Meeting of Shareholders dated January 5, 1987].

               10(d) Purchase Agreement dated as of May 8, 1993 with Case Acme Inc. [incorporated by reference to
                         Exhibit 10(i) to the Company's Report on Form 8-K dated April 30, 1993].

               10(e) Employment Agreement dated May 1, 1994 between the Company and Howard Kogen and [incorporated by reference to Exhibit 10(e) to the Company's Report on Form 8-K dated April 30, 1994].

               10(f) Employment Agreement dated May 1, 1994 between the Company and Antoine J. Sayour and [incorporated by reference to Exhibit 10(f) to the Company's Report on Form 8-K dated April 30, 1994].

               10(g) Stock Purchase Agreement dated June 21, 1995 between the Company and Helen May, etal and [incorporated by reference to Exhibit 10(l) to the Company's Report on Form 10-K dated April 30, 1995].

               10(h) Option & Escrow Agreement dated July 14, 1995 between the Company and Helen May, etal and [incorporated by reference to Exhibit 10(m) to the Company's Report on Form 10-K dated April 30, 1995].

               10(i) Purchase Agreement dated as of March 27, 1997 between Norwood Venture Corporation and the Company and related subordinated promissory note [incorporated by reference to Exhibit 2.1 and 4.1 to the Company's Report on Form 8-K dated March 27, 1997].


          22 SUBSIDIARIES OF THE COMPANY

          (b) Reports on Form 8-K  NONE

                                      SIGNATURES
                                      ----------
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             FIRECOM, INC.

                                              s/s Paul Mendez
          Date: August 4, 1997               By __________________
                                              Paul Mendez, Chairman of
                                              the Board, President and
                                              Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

          Signature                        Title           Date

          s/s Paul Mendez                  Chairman of     August 4, 1997
          ----------------------           the Board,
          Paul Mendez                      President and
                                           Chief Executive
                                           Officer


          s/s William J. Lazich            Vice-President  August 4, 1997
          ----------------------           -Finance
          William J. Lazich                (Principal
                                           Financia
                                           Officer)


          s/s Peter Barotz                 Director        August 4, 1997
          --------------------
          Peter Barotz


          s/s Hilary B. Miller             Director        August 4, 1997
          --------------------
          Hilary B. Miller


          s/s Ronald A. Levin              Director        August 4, 1997
          ----------------------
          Ronald A. Levin


          s/s Orhan I. Sadik-Khan          Director        August 4, 1997
          ----------------------
          Orhan I. Sadik-Khan


          s/s Harry B. Levine              Director        August 4, 1997
          ---------------------
          Harry B. Levine

                         FIRECOM, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS
                                       AND
                          INDEPENDENT AUDITORS' REPORT

                                 APRIL 30, 1997

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

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                        F-8 - F-17

                            INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders of
 Firecom, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheet of Firecom, Inc. and Subsidiaries as of April 30, 1997 and the related consolidated statements of income, stockholders' equity and cash flows for the years ended April 30, 1997 and 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Firecom, Inc. and Subsidiaries at April 30, 1997, and the consolidated results of their operations and their cash flows for the years ended April 30, 1997 and 1996 in conformity with generally accepted accounting principles.



/s/ Rothstein, Kass & Company, P.C.


Roseland, New Jersey
July 3, 1997, except for Note 13 as to
 which the date is July 29, 1997

                         FIRECOM, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                 April 30, 1997


                                     ASSETS

CURRENT ASSETS:
   Cash And Cash Equivalents                    $     2,465,000
   Accounts Receivable, Net Of Allowance For
    doubtful Accounts of $293,000                     4,340,000
   Inventories                                        1,264,000
   Deferred tax assets                                  406,000
   Prepaid expenses and other                            82,000
                                                ---------------
        Total current assets                                          8,557,000

PROPERTY, PLANT AND EQUIPMENT, less accumulated
   depreciation and amortization of $692,000                            575,000

OTHER ASSETS:
   Product enhancement costs, less accumulated
    amortization of $433,000                             75,000
   Deferred tax asset                                    60,000
   Prepaid loan fees                                     22,000
                                                ---------------
                                                                        157,000
                                                                ---------------

                                                                $     9,289,000
                                                                ===============


                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of notes payable             $       236,000
   Accounts payable                                     692,000
   Accrued expenses and other                           900,000
   Income taxes payable                                 102,000
                                                ---------------
Total current liabilities                                             1,930,000

LONG-TERM LIABILITIES:
   Notes payable                                      1,671,000
   Accrued compensation                                 256,000
                                                ---------------
        Total long-term liabilities                                   1,927,000

MANDATORY REDEEMABLE COMMON STOCK                                       590,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $1,
    authorized 1,000,000 shares, none issued
  Series A preferred stock, stated value
   $1,197.50, authorized, issued and
   outstanding 1,200 shares                           1,437,000
  Common stock, par value $.01, authorized
   10,000,000 shares, issued 5,412,338,
   outstanding 4,381,344                                 54,000
  Capital in excess of par value                        890,000
  Retained earnings                                   3,687,000
                                                ---------------
                                                      6,068,000

Less treasury stock, at cost,
  1,030,994 shares                                    1,226,000
                                                ---------------
     Total stockholders' equity                                       4,842,000
                                                                ---------------


                                                                $     9,289,000
                                                                ===============

          See accompanying notes to consolidated financial statements.

                         FIRECOM, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                       Years Ended April 30, 1997 and 1996

                                                       1997            1996
                                                   ------------    ------------
NET SALES:
  Product                                          $  8,813,000    $  8,530,000
  Services                                            6,523,000       6,354,000
                                                   ------------    ------------
                                                     15,336,000      14,884,000
                                                   ------------    ------------
COST OF SALES:
  Product                                             4,896,000       4,698,000
  Services                                            3,156,000       3,015,000
                                                   ------------    ------------
                                                      8,052,000       7,713,000
                                                   ------------    ------------

GROSS PROFIT                                          7,284,000       7,171,000
                                                   ------------    ------------

OPERATING EXPENSES:
  Selling, general and administrative                 3,974,000       3,589,000
  Research and development                              721,000         531,000
                                                   ------------    ------------
       Total operating expenses                       4,695,000       4,120,000
                                                   ------------    ------------

INCOME FROM OPERATIONS                                2,589,000       3,051,000
                                                   ------------    ------------

OTHER INCOME (EXPENSE):
  Interest income                                        74,000          30,000
  Interest expense                                      (84,000)       (115,000)
                                                   ------------    ------------
                                                        (10,000)        (85,000)
                                                   ------------    ------------

INCOME BEFORE INCOME TAX EXPENSE                      2,579,000       2,966,000

INCOME TAX EXPENSE                                    1,170,000       1,404,000
                                                   ------------    ------------

NET INCOME                                         $  1,409,000    $  1,562,000
                                                   ============    ============

NET INCOME APPLICABLE TO COMMON SHAREHOLDERS
  Primary and fully diluted                        $  1,295,000    $  1,463,000
                                                   ============    ============

NET INCOME PER COMMON SHARE
  Primary and fully diluted                        $        .23    $        .25
                                                   ============    ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES USED IN
 COMPUTING NET INCOME PER SHARE
  Primary                                             5,610,000       5,801,000
                                                   ============    ============


  Fully diluted                                       5,708,000       5,960,000
                                                   ============    ============


          See accompanying notes to consolidated financial statements.

                                 FIRECOM, INC. AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                               Years Ended April 30, 1997 and 1996


                                    Series A
                                Preferred Stock                Common Stock
                                ---------------                ------------
                               Shares      Amount          Shares      Amount
                               ------      ------          ------      ------

BALANCES, April 30, 1995        1,200    $ 1,437,000     5,031,038    $50,000

PURCHASE OF TREASURY
 STOCK

ISSUANCE OF PUT OPTION

RETIREMENT OF TREASURY
 STOCK                                                    (202,031)    (2,000)

WARRANTS EXERCISED                                         333,332      4,000

NET INCOME                      -----    -----------     ---------     ------

BALANCES, April 30, 1996        1,200      1,437,000     5,162,339     52,000

PURCHASE OF TREASURY STOCK
 AND WARRANTS

WARRANTS EXERCISED                                         249,999      2,000

NET INCOME                      -----    -----------     ---------     ------

BALANCES, April 30, 1997        1,200    $ 1,437,000     5,412,338    $54,000
                                =====    ===========     =========    =======




                              Capital in
                              Excess of     Retained        Treasury Stock
                              Par Value     Earnings      Shares      Amount
                              ---------     --------      ------      ------

BALANCES, April 30, 1995    $ 2,242,000   $   716,000      13,000   $  (1,000)

PURCHASE OF TREASURY
 STOCK                                                    636,694    (583,000)

ISSUANCE OF PUT OPTION         (590,000)

RETIREMENT OF TREASURY
 STOCK                         (172,000)                 (202,031)    174,000

WARRANTS EXERCISED              113,000

NET INCOME                                  1,562,000
                              ---------     ---------   ---------  ----------

BALANCES, April 30, 1996      1,593,000     2,278,000     447,663    (410,000)

PURCHASE OF TREASURY STOCK
 AND WARRANTS                  (788,000)                  583,331    (816,000)


WARRANTS EXERCISED               85,000

NET INCOME                                  1,409,000
                              ---------     ---------   ---------  -----------

BALANCES, April 30, 1997    $   890,000   $ 3,687,000   1,030,994  $(1,226,000)
                            ===========   ===========   =========  ===========


                                             Total
                                             -----

BALANCES, April 30, 1995

PURCHASE OF TREASURY
 STOCK                                $     4,444,000

ISSUANCE OF PUT OPTION                       (583,000)

RETIREMENT OF TREASURY
 STOCK                                       (590,000)

WARRANTS EXERCISED                               --

NET INCOME                                    117,000

BALANCES, April 30, 1996                    1,562,000
                                      ---------------

PURCHASE OF TREASURY STOCK
 AND WARRANTS                              (1,604,000)

WARRANTS EXERCISED                             87,000

NET INCOME                                  1,409,000
                                      ---------------

BALANCES, April 30, 1997              $     4,842,000
                                      ===============



            See accompanying notes to consolidated financial statements.

                           FIRECOM, INC. AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                          Years Ended April 30, 1997 and 1996

                                                      1997          1996
                                                  -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                      $ 1,409,000    $ 1,562,000
                                                  -----------    -----------
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
   Depreciation and amortization                      154,000        132,000
   Provision for doubtful accounts                    148,000        259,000
   Amortization of loan fees                           10,000         10,000
   Deferred income tax credit                         (91,000)       (30,000)
   Changes in operating assets
     and liabilities:
    Increase in accounts receivable                  (771,000)      (482,000)
    Increase in inventories                          (112,000)      (252,000)
    (Increase) decrease in prepaid expenses
     and other                                        (71,000)        46,000
    Increase in accounts payable                      185,000         55,000
    Decrease in accrued expenses and other            (63,000)        (5,000)
    Increase (decrease) in income taxes payable      (101,000)       190,000
    Increase in accrued compensation                  152,000         20,000
                                                  -----------    -----------
            Total adjustments                        (560,000)       (57,000)
                                                  -----------    -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES             849,000      1,505,000
                                                  -----------    -----------

NET CASH USED IN INVESTING ACTIVITY,
  acquisition of property, plant, and equipment      (203,000)       (95,000)
                                                  -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of notes payable                         (112,000)      (791,000)
  Proceeds from the sale of common stock               87,000        117,000
  Payments for the purchase of treasury stock        (321,000)      (275,000)
                                                  -----------    -----------

NET CASH USED IN FINANCING ACTIVITIES                (346,000)      (949,000)
                                                  -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS             300,000        461,000

CASH AND CASH EQUIVALENTS:
  Beginning of year                                 2,165,000      1,704,000
                                                  -----------    -----------

  End of year                                     $ 2,465,000    $ 2,165,000
                                                  ===========    ===========



            See accompanying notes to consolidated financial statements.

                         FIRECOM, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)
                       Years Ended April 30, 1997 and 1996

                                                         1997           1996
                                                      ----------     ----------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest during the year                $   76,000     $  119,000
                                                      ==========     ==========

Cash paid for income taxes during the year            $1,244,000     $1,244,000
                                                      ==========     ==========


SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITY;
  note payable issued for the purchase of treasury
    stock and warrants                                $1,283,000     $  308,000
                                                      ==========     ==========





          See accompanying notes to consolidated financial statements.

                         FIRECOM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

          NATURE OF BUSINESS - Firecom, Inc. and Subsidiaries (the "Company") operate in the building products industry including the design, manufacture and service of fire safety systems and products. The Company sells its products and services to a variety of end users (i.e., building owners and managers) and contractors, primarily in the New York metropolitan area. None of the Company's customers exceed 10% of consolidated net sales. The majority of the Company's employees are employed under a union contract.

          PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Firecom, Inc. and its wholly-owned subsidiaries, Fire Service, Inc. and FRCM Case-Acme, Inc. All intercompany balances and transactions have been eliminated in consolidation.

          FAIR VALUE OF FINANCIAL INSTRUMENTS - The fair value of the Company's assets and liabilities, which qualify as financial instruments under Statement of Financial Accounting Standards No. 107 (SFAS 107), "Disclosures about Fair Value of Financial Instruments," approximates the carrying amounts presented in the consolidated balance sheet.

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

          PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment are stated at cost and are being depreciated and amortized using the straight-line method over the estimated useful lives of the assets ranging from 5 to 15 years.

          OTHER ASSETS - Product enhancement costs are amortized using the straight-line method over five years.

          INCOME TAXES - The Company complies with Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes," which requires an asset and liability approach to financial reporting of income taxes. Deferred income tax assets and liabilities are computed for differences between financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce the deferred income tax assets to the amount to be realized.

                         FIRECOM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



 NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

          REVENUE RECOGNITION - Revenues related to manufacturing operations are recognized when goods are shipped. Revenues related to service contracts are recognized on a straight-line basis over the contract period.

          The Company uses the percentage-of-completion method of accounting to determine income on its fire safety system contracts. The percentage-of-completion is determined by relating the total costs incurred to date to management's estimate of total contract costs. Revisions in estimates and projected losses on contracts are recognized in the period when they become known.

          NET INCOME PER COMMON SHARE - Net income per common share is computed based on net income applicable to common shareholders divided by the weighted average number of common and common equivalent shares outstanding. Net income applicable to common shareholders is computed by reducing net income for preferred stock dividends and adjusting interest as a result of applying the Modified Treasury Stock Method. Common equivalent shares include shares issuable upon exercise of outstanding stock options and warrants, net of shares assumed to have been purchased with the resultant proceeds, if dilutive. Fully diluted weighted average number of common shares outstanding assumes shares issued from the exercise of stock options and warrants to have been outstanding for the full year.

          USE OF ESTIMATES - The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          NEWLY ISSUED ACCOUNTING STANDARD - In March 1997, the Financial Accounting Standards Board released Statement No. 128 (SFAS 128), "Earnings Per Share". SFAS 128 requires dual presentation of basic and diluted earnings per share on the face of the income statement for all periods presented. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted earnings per share is computed similarly to fully diluted earnings per share pursuant to APB No. 15. SFAS 128 is effective for fiscal years ending after December 15, 1997, and when adopted, it will require restatement of prior years' earnings per share.

          Management does not believe that SFAS 128 will have a material impact upon historical net income per share as reported.

                         FIRECOM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 NOTE 2 - INVENTORIES:

          Inventories consist of the following at April 30, 1997:

             Raw materials and sub-assemblies                      $1,257,000
             Work-in-process                                            7,000
                                                                   ----------

                                                                   $1,264,000
                                                                   ==========


 NOTE 3 - PROPERTY, PLANT AND EQUIPMENT:

          Property, plant and equipment consist of the following at April 30, 1997:

             Leasehold improvements                                $  254,000
             Machinery and equipment                                  565,000
             Furniture and fixtures                                   448,000
                                                                   ----------
                                                                    1,267,000
             Less accumulated depreciation and amortization           692,000
                                                                    ---------

                                                                   $  575,000
                                                                   ==========


          The Company owns its headquarters building located in Woodside, New York. The building is approximately 16,000 square feet. Because of purchase accounting, it is carried at no value on the books of the Company.

 NOTE 4 - ACCRUED EXPENSES AND OTHER:

          Accrued expenses and other consist of the following at April 30, 1997:

             Professional fees                                     $   25,000
             Vacation                                                 237,000
             Incentive compensation                                   262,000
             Payroll                                                  128,000
             Fringe benefits                                          107,000
             Sales tax                                                 74,000
             Warranty                                                  31,000
             Other                                                     36,000
                                                                   ----------

                                                                   $  900,000
                                                                   ==========

                         FIRECOM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 -  NOTES PAYABLE:

          Notes payable consist of the following at April 30, 1997:

                                                          Interest
                                                            Rate
                                                          --------

     Note payable to May Family, pursuant to Stock
      Purchase Agreement, (See Note 8) in annual
      installments of $61,679, plus interest, through
      June 21, 2000                                          12%   $  247,000

     Note  payable  to  Norwood  Venture  Corp.,  pursuant
      to  Purchase Agreement,  (See  Note 8) in  quarterly
      installments  of  $71,755 including  interest,
      commencing June 27, 1997,  through March 27, 2003      10%    1,283,000

     First mortgage note payable in monthly
      installments of $4,333, plus interest,
      through July 8, 1999 and collateralized by
      substantially all of the Company's assets              10.2%    377,000
                                                                   ----------
                                                                    1,907,000
     Less current portion                                             236,000
                                                                   ----------

                                                                   $1,671,000
                                                                   ==========

     The notes are subordinate to the first mortgage note.

     Aggregate future principal payments are as follows:

     Years ending April 30:
              1998                                                 $  236,000
              1999                                                    291,000
              2000                                                    530,000
              2001                                                    278,000
              2002                                                    239,000
              Thereafter                                              333,000
                                                                   ----------

                                                                   $1,907,000
                                                                   ==========

     At April 30, 1997, the Company had an unused line of credit at prime of up to $2,000,000 which expires in July 1999.


     At April 30, 1997, the prime interest rate was 8.5%.

                           FIRECOM, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 -  STOCK OPTIONS, STOCK APPRECIATION RIGHTS AND WARRANTS:

          STOCK OPTIONS - The Company maintains a stock option plan (the "Plan") which expires April 30, 2001. The common stock reserved for issuance under the Plan is 600,000 shares. The exercise price of options granted under the Plan shall not be less than 85% of the fair market value of the shares at the date of grant. Information relating to the stock options under the Plan during the years ended April 30, 1997 and 1996 is as follows:

                                                   Number          Per Share
                                                 of Shares        Option Price
                                                 ---------        ------------

             Outstanding at April 30, 1995         498,670        $    .30-.60
             Expired                                (3,000)                .30
                                                  --------        ------------

             Outstanding at April 30, 1996         495,670        $    .30-.60

             Granted                                51,000                 .75
             Expired                               (40,000)            .30-.60
                                                   -------        ------------

             Outstanding at April 30, 1997         506,670            $.30-.75
                                                  ========        ============

             Exercisable at April 30, 1996         304,950        $    .30-.60
                                                  ========        ============

             Exercisable at April 30, 1997         331,230        $    .30-.75
                                                  ========        ============

          The exercise price of the above options approximated or exceeded fair market value at the date of grant.

          In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). As permitted by SFAS 123, the Company continues to apply the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). The differences between the recognition and measurement provisions of SFAS 123 are not significant to the Company's results of operations.

                    FIRECOM, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 -  STOCK OPTIONS, STOCK APPRECIATION RIGHTS AND WARRANTS(CONTINUED):

          STOCK APPRECIATION RIGHTS - The Company has stock appreciation rights agreements (SARs) with certain officers and directors which grants them the right to receive in cash the excess of the fair market value (FMV) of a common share over the base prices (as defined in the agreements). The following summarizes the SARs at April 30, 1997:

                         Rights         Rights           Base
                         Granted        Exercisable      Price              FMV
                         -------        -----------      -----              ---

                (A)      200,000        160,000        $   .25        $    1.13
                (A)      100,000         80,000            .50             1.13
                (A)      100,000         80,000           1.00             1.13
                (A)      100,000         80,000           1.50             1.13
                (B)       20,000         20,000            .94             1.13
                (B)       20,000         20,000           1.20             1.13
                (B)       60,000         60,000            .28             1.13

          (A) These rights have been granted pursuant to an agreement with the Chairman of the Company and are exercisable in pro-rata installments over a five year period. All unexercised rights will expire December 2002.

          (B) These rights have been granted to directors upon their being elected to the Board of Directors.

          Selling, general and administrative expenses include charges of approximately $182,000 and $29,000 for the years ended April 30, 1997 and 1996, respectively, for compensation as a result of the SARs. As of April 30, 1997, 40,000 rights have been exercised amounting to approximately $30,000 pursuant to the SARs. At April 30, 1997, the Company has accrued compensation of approximately $256,000 as a result of the SARs.

          WARRANTS - In 1987, in connection with an acquisition, the Company issued warrants to purchase 500,000 shares of the Company's common stock with an exercise price, as amended, of $1.20 per share. The warrants are exercisable beginning July 31, 1987 for a period of ten years of which 377,250 shares were exercised on July 22, 1997 (See Note 13). Upon redemption of the Series A preferred stock (See Note 7) by the Company, a proportionate amount of the warrants terminate.

          As a result of repaying the convertible notes on July 8, 1994, the rights to purchase 1,333,333 shares of common stock were converted into warrants with an exercise price of $.35 per share. The warrants were exercisable immediately with 83,333 shares expiring quarterly beginning June 1995 through March 1999. As of April 30, 1997, 583,331 shares were exercised of which all were repurchased by the Company along with the remaining 750,002 warrants (See Note 8).

                    FIRECOM, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 -  SERIES A PREFERRED STOCK:

          The Series A preferred stock was issued to a company owned by certain directors of the Company and is redeemable at its option for $1,197.50 per share plus dividends accrued as outlined below from and after May 1, 1990. The Series A preferred stock was exchanged for common stock on July 22, 1997 (See Note 13).

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

          As of April 30, 1997, dividends in arrears were approximately $876,000. These were paid on July 22, 1997 (See Note 13).

NOTE 8 - COMMON STOCK:

          On June 21, 1995, the Company signed a Stock Purchase Agreement to purchase 536,494 shares of the Company's $.01 par value common stock held by certain members of the May family (the "Shareholders") at $.90 per share. Terms of the agreement provided for a cash payment in the amount of $174,448 and a five (5) year note in the amount of $308,397, bearing interest at 12% per annum. Interest is to be paid monthly. The principal is to be paid in five equal annual installments of $61,679. The Company's obligation under the note is collateralized by a pledge by the Company to the noteholder of 342,663 shares of the Company's common stock.

          At the same time, the Company and the Shareholders entered into an Option and Escrow Agreement relative to an additional 536,494 shares of the Company's common stock (the "Option Shares"). Under the terms of this agreement, on September 1, 1998, the Shareholders have the right, but not the obligation, to require the Company to purchase, in whole or in part, their Option Shares (the "Put Option") at a price of $1.10 per share. The Put Option is conditional upon the Company meeting certain financial targets. At any time under this agreement, the Company shall have the right, but not the obligation, to purchase all of the Option Shares, in whole or in part (the "Call Option") at a purchase price of $1.25 per share. Payment for the Put Option or the Call Option shall be one-half (1/2) in cash and one-half (1/2) with a five (5) year note bearing interest at prime plus 3%. The Shareholders delivered to the Company irrevocable proxies to permit Mr. Paul Mendez, Chairman of the Company, to vote the Option Shares until the expiration of this agreement.

                    FIRECOM, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - COMMON STOCK (CONTINUED)

          On March 27, 1997, the Company signed a Purchase Agreement to purchase 583,331 shares of the Company's $.01 per value common stock at $1.40 per share and 750,002 warrants at $1.05 per warrant held by Norwood Venture Corp. (See Note
          6). The terms of the agreement provide for a cash payment in the amount of $320,833 and a six-year subordinated promissory note in the amount of $1,283,332, bearing interest at 10% per annum. Principal and interest totaling $71,755 is to be paid quarterly commencing June 27, 1997 through March 27, 2003. The note also contains certain financial covenants.

NOTE 9 - PENSION PLAN CONTRIBUTIONS:

          The Company makes contributions to a union-sponsored multi-employer defined contribution pension plan based on the wages paid to union employees covered under union contracts. Contributions to the multi-employer plan amounted to approximately $82,000 and $74,000 in 1997 and 1996, respectively. The Company has no intention of withdrawing from the plan nor has the Company been informed that there is any intention to terminate the plan.

NOTE 10 - INCOME TAXES:

          The provision for income taxes in the accompanying consolidated statements of income consists of the following:

                                                    Year Ended April 30,
                                              -------------------------------

                                                  1997              1996
                                              -----------        -----------

              Current:
                Federal                       $   757,000        $   854,000
                State and City                    504,000            580,000
                                              -----------        -----------
                                                1,261,000          1,434,000

              Deferred:
                Federal                           (54,000)           (19,000)
                State and City                    (37,000)           (11,000)
                                              -----------        -----------
                                                  (91,000)           (30,000)

                  Total                       $ 1,170,000        $ 1,404,000
                                              ===========        ===========


          The following reconciles the Federal statutory rate to the effective income tax rate:

                                                              1997      1996
                                                            -------    ------
              Computed tax expense at Federal
               statutory rate                                 35 %       35 %
              State and city provision,
               net of Federal tax                             12         13
              Other                                           (2)        (1)
                                                             ----       ----

                                                              45 %       47 %
                                                             ====       ====

                    FIRECOM, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - INCOME TAXES (CONTINUED):

          No valuation allowance was deemed necessary at April 30, 1997 as the Company believes that it is more likely than not that the deferred tax asset will be fully realized based on current projections of future pre-tax income.

          The components of the Company's deferred tax assets and liability at April 30, 1997 under SFAS 109 are as follows:

            Deferred tax assets:
             Tax benefit attributable to:
               Allowance for doubtful accounts               $ 137,000
               Stock appreciation rights                       115,000
               Accrued incentive compensation                  124,000
               Inventories                                      86,000
               Other                                            59,000
                                                             ---------
                                                               521,000
             Deferred tax liability, tax
               depreciation in excess of
               book depreciation                               (55,000)
                                                             ---------

            Net deferred tax asset                           $ 466,000
                                                             =========

NOTE 11 - COMMITMENTS AND CONTINGENCIES:

          On December 31, 1992, the Company entered into an employment agreement with the Chairman of the Company, which was amended on March 28, 1995, providing for base salary plus incentive compensation and fringe benefits as defined in the agreement, through April 30, 2000. At April 30, 1997, the Company has accrued $184,000 of incentive compensation and $107,000 of accrued fringe benefits.

          Various lawsuits and claims arising in the ordinary course of business have been instituted against the Company. While the ultimate effects of such litigation cannot be determined at the present time, it is management's opinion, based on the advice of legal counsel, that any liabilities resulting from the actions would not have a material effect on the Company's financial position, results of operations or cash flows.

NOTE 12 - CONCENTRATION OF CREDIT RISK:

          The Company's cash, including certificates of deposit of approximately $1,088,000, are maintained in a financial institution, and at times exceeds the Federal Deposit Insurance Corporation coverage of $100,000. Management regularly monitors the financial condition of the financial institution in order to keep the potential risk to a minimum.

                    FIRECOM, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 13 - SUBSEQUENT EVENTS:

          On June 26, 1997, the Company entered into an agreement to purchase various assets totaling $285,200, of which $150,000 was paid upon closing and the balance of $135,200 is payable quarterly through August 2000, with interest at 10%. In connection with this agreement, the Company entered into a Consulting and Noncompetition Agreement with the President of the Company from whom the assets were acquired, which requires $65,000 to be paid at closing and the balance of $325,000 to be paid quarterly over a three year period.

          On June 11, 1997, the Board of Directors declared payable all of the cumulative dividends in arrears on the Series A Preferred Stock which approximated $905,000. These dividends were paid on July 22, 1997. In addition, 50% of the payment was used to exercise warrants which expire July 31, 1997 (See Note 6), for 377,250 shares of the Company's common stock.

          On July 22, 1997, the Company had borrowed $500,000 on its line of credit.

          On July 22, 1997, the Company entered into a Stock Exchange Agreement for the exchange of all of the Series A preferred stock for an aggregate of 1,149,600 shares of the Company's common stock.

          The following unaudited pro forma information for the years ended April 30, 1997 and 1996 give effect to the Stock
          Exchange Agreement as though it were effective at the beginning of those periods.

                                                      1997           1996
                                                   ----------     ----------

             NET INCOME APPLICABLE TO COMMON
              SHAREHOLDERS
                Primary and fully diluted          $1,424,000     $1,592,000
                                                   ==========     ==========

             NET INCOME PER COMMON SHARE
               Primary                             $      .21     $      .23
                                                   ==========     ==========

               Fully diluted                       $      .21     $      .22
                                                   ==========     ==========

            WEIGHTED AVERAGE NUMBER OF COMMON
             SHARES USED IN COMPUTING EARNINGS
             PER SHARE
               Primary                              6,759,000      6,950,000
                                                   ==========     ==========

               Fully diluted                        6,857,000      7,109,000
                                                   ==========     ==========

          On July 29, 1997, the Company obtained a waiver from Norwood Venture Corporation regarding noncompliance with an administrative covenant relating to the note payable.

                                   EXHIBIT INDEX

          Exhibit           Description
          -------           -----------

            27              Financial Data Schedule