Form 10QSB
period 1997-07-31
FIRECOM INC
filed 1997-09-15
CIK 732248

SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C. 20549
--------------------------------------------------------------------------


FORM 10-QSB-QUARTERLY OR TRANSITIONAL REPORT


     (Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

        For the quarterly period ended July 31, 1997

                                  OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.




                    COMMISSION FILE NUMBER 0-12873
                                           -------

                             FIRECOM, INC.
--------------------------------------------------------------------------
         (Exact name of Small Business Issuer in its charter)



         New York                                    13-2934531
-------------------------------                      ----------
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation or organization)

39-27 59th Street, Woodside, New York                  11377
---------------------------------------                -----
(Address of principal executive offices              (zip code)


Issuer's telephone number, including area code: (718) 899-6100


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

   YES  X   NO
       ---    ---



As of September 5, 1997, the Registrant had 5,908,194 shares of Common Stock outstanding.

                                 INDEX
                                 -----

                                                                  PAGE  NO.
                                                                  ---------

PART I    FINANCIAL INFORMATION

      Item 1: Financial Statements
        Consolidated Balance Sheet-July 31, 1997                    3-4

        Consolidated Statements of Income-
        Three Months Ended July 31, 1997 and 1996                    5

        Consolidated Statements of Cash Flows-
        Three Months Ended July 31, 1997 and 1996                    6

        Notes to Consolidated Financial Statements                  7-8


      Item 2: Management's Discussion and Analysis
               of Financial Condition and Results
               of Operations                                        9-10


PART II  OTHER INFORMATION                                           10

                    FIRECOM, INC. AND SUBSIDIARIES
                    ------------------------------

                      CONSOLIDATED BALANCE SHEET
                              (unaudited)





JULY 31, 1997
-------------



ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                   $1,684,000
   Accounts receivable, net of allowance for
     doubtful accounts of $356,000                              3,802,000
   Inventories                                                  1,674,000
   Deferred tax asset                                             466,000
   Prepaid expenses and other                                     134,000
                                                               ----------


      Total current assets                                     $7,760,000
                                                               ----------


FIXED ASSETS


   PROPERTY, PLANT AND EQUIPMENT                               $1,299,000
     Less:  Accumulated Depreciation & Amortization               718,000
                                                               ----------
       Total Fixed Assets                                      $  581,000
                                                               ----------

OTHER ASSETS

   Product Enhancement                                         $  669,000
     Less:  Accumulated Amortization                              443,000
                                                               ----------

       Total Product Enhancement                               $  226,000

   Prepaid Loan Fees                                           $   19,000
                                                               ----------

       Total Other Assets                                      $  245,000
                                                               ----------

           TOTAL ASSETS                                        $8,586,000
                                                               ==========

                    FIRECOM, INC. AND SUBSIDIARIES
                    ------------------------------

                      CONSOLIDATED BALANCE SHEET
                              (unaudited)



JULY 31, 1997
-------------


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

 Current portion of notes payable                           $  271,000
 Accounts payable                                              621,000
 Revolving Loan - Chase Bank                                   500,000
 Accrued expenses                                              305,000
                                                            ----------

      Total current liabilities                             $1,697,000
                                                            ----------



LONG-TERM LIABILITIES:
 Notes payable                                              $1,651,000
 Accrued compensation                                          250,000
                                                            ----------

     Total Long-Term liabilities                            $1,901,000
                                                            ----------


MANDATORY REDEEMABLE COMMON STOCK                              590,000
                                                               -------

SHAREHOLDERS' EQUITY

Preferred Stock, par value $1;
  authorized 1,000,000 shares, none issued                  $    - 0 -
Common Stock, par value $.01:
  Authorized 10,000,000 shares
  Issued: 6,939,188  Outstanding: 5,908,194                     69,000

Additional Paid-In Capital                                   2,765,000
Retained Earnings                                            2,790,000
                                                            ----------
           Sub-Total                                        $5,624,000

Less:  Treasury Stock, at cost, 1,030,994 shares             1,226,000
                                                            ----------

    Total Shareholders' Equity                              $4,398,000
                                                            ----------

                     TOTAL LIABILITIES & EQUITY             $8,586,000
                                                            ==========

                    FIRECOM, INC. AND SUBSIDIARIES
                    ------------------------------

                   CONSOLIDATED STATEMENTS OF INCOME
                              (unaudited)

                                                   THREE MONTHS ENDED
                                                   ------------------
                                                        JULY 31
                                                        -------
                                                  1997             1996
                                                  ----             ----

NET SALES:
  Product                                      $ 1,456,000      $ 1,907,000
  Service                                        1,550,000,       1,598,000
                                               -----------      -----------
      Total Sales                                3,006,000        3,505,000
                                               -----------      -----------

COST OF SALES:
  Product                                          979,000        1,080,000
  Service                                          779,000          775,000
                                               -----------      -----------
   Total Cost of Sales                           1,758,000        1,855,000
                                               -----------      -----------


GROSS PROFIT                                     1,248,000        1,650,000
                                               -----------      -----------

OPERATING EXPENSES:
Selling, general and administrative              1,030,000          921,000
Research and development                           153,000          149,000
                                               -----------      -----------
  Total operating expenses                       1,183,000        1,070,000
                                               -----------      -----------

INCOME FROM OPERATIONS                              65,000          580,000
                                               -----------      -----------

OTHER EXPENSES (INCOME)
Interest                                            47,000            8,000
Other                                               (3,000)          22,000
                                               -----------      -----------
   Total Other Expenses (Income)                    44,000           30,000
                                               -----------      -----------

INCOME BEFORE INCOME TAX                            21,000          550,000

INCOME TAX EXPENSE                                  10,000          259,000
                                               -----------      -----------

NET INCOME                                     $    11,000      $   291,000
                                               ===========      ===========


NET INCOME APPLICABLE TO
COMMON SHAREHOLDERS                            $    11,000      $   284,000

NET INCOME PER COMMON SHARE                    $       .00      $       .05

WEIGHTED AVERAGE NUMBER OF SHARES USED
IN COMPUTING EARNINGS PER SHARE                  4,818,000        5,683,000

                    FIRECOM, INC. AND SUBSIDIARIES
                    ------------------------------

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (unaudited)

                                                          THREE MONTHS ENDED
                                                          ------------------

                                                               JULY 31
                                                               -------
                                                        1997          1996
                                                        ----          ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                           $   11,000    $  291,000
                                                     ----------    ----------

Adjustments to reconcile net income to net
cash used in operating activities:
  Depreciation and amortization                          35,000        22,000
  Provision for doubtful accounts                        63,000        56,000
  Deferred income tax credits                               -0-           -0-
  Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable          475,000      (420,000)
     Increase in inventories                           (411,000)     (229,000)
     Increase in other current and noncurrent assets    (55,000)      (99,000)
     Increase (decrease) in accounts payable,
     accrued expenses & other                          (771,000)       24,000
                                                     ----------    ----------

           Total adjustments                           (664,000)     (646,000)
                                                     ----------    ----------


NET CASH USED IN OPERATING ACTIVITIES                  (653,000)     (355,000)
                                                     ----------    ----------

CASH FLOWS USED IN INVESTING ACTIVITIES:
Capital expenditures                                    (57,000)      (43,000)
                                                     ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt                                      (118,000)      (75,000)
Increase in debt                                        500,000           -0-
Preferred Stock Dividend                               (905,000)          -0-
Proceeds from stock issue                               452,000        29,000
                                                     ----------    ----------

NET CASH USED IN FINANCING ACTIVITIES                   (71,000)      (46,000)
                                                     ----------    ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS              (781,000)     (444,000)


CASH AND CASH EQUIVALENTS:
           Beginning of year                          2,465,000     2,165,000
                                                     ----------    ----------


           End of three months                      $ 1,684,000    $ 1,721,000
                                                    ===========    ===========

                    FIRECOM, INC. AND SUBSIDIARIES
                    ------------------------------

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (unaudited)




NOTE 1: ACCOUNTING POLICIES:

The accounting policies followed by the Company are set forth in Note 1 of the Company's financial statement on Form 10-KSB for the fiscal year ended April 30, 1997.

In the opinion of management the accompanying consolidated financial statements contain the necessary adjustments, all of which are of a normal and recurring nature, to present fairly Firecom Inc. and its subsidiaries' financial position at July 31, 1997 and the results of operations and cash flows for the three months ended July 31, 1997 and 1996.


NOTE 2: INVENTORIES

Inventories consist of the following at July 31, 1997:

Raw materials and sub-assemblies                            $1,666,000
Work-in-process                                                  8,000
                                                            ----------
                                                            $1,674,000
                                                            ==========


NOTE 3: PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following at July 31, 1997:

Building improvements                                       $  268,000
Machinery and equipment                                        563,000
Furniture and fixtures                                         468,000
                                                            ----------
                                                            $1,299,000

  Less accumulated depreciation and amortization               718,000
                                                            ----------
                                                            $  581,000
                                                            ==========


NOTE 4: NOTES PAYABLE

   The Company's long-term debt consists of the following at July 31, 1997:

   Notes payable to banks and other:
     First mortgage note payable                            $  364,000
     Note payable to Norwood Venture                         1,244,000
     Note payable to May Family                                185,000
     Other note payable                                        129,000
                                                            ----------
                                                            $1,922,000
       Less current portion                                    271,000
                                                            ----------
                                                            $1,651,000
                                                            ==========

   On June 26, 1997, the Company acquired certain service contracts and intellectual property rights from a New York supplier of Life Safety systems to be used by its newly incorporated subsidiary - BRD FRCM Services. The purchase price was $285,200. $150,000 was paid at closing of the acquisition. The balance of the purchase price, $135,000, is payable quarterly through August 2000, with interest of 10% per annum.

   On July 22, 1997, the Company borrowed $500,000 on its revolving line of credit with the Chase Manhattan Bank primarily to support the increased inventory level of its National Product.


NOTE 5: INCOME TAXES

The components of the Company's deferred tax assets and liabilities at July 31, 1997 under SFAS 109 are as follows:


Deferred Assets:
  Tax benefit attributable to:
    Allowance for doubtful accounts                          $ 137,000
    Stock appreciation rights                                  115,000
    Accrued incentive bonuses                                  124,000
    Inventories                                                 86,000
    Other                                                       59,000
                                                             ---------
                                                               521,000

    Deferred tax liability, tax
    depreciation in excess of book depreciation                (55,000)
                                                             ---------

                                                             $ 466,000
                                                             =========



NOTE 6: STOCKHOLDERS' EQUITY TRANSACTIONS

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

On July 22, 1997, the Company exchanged all of the Series A Preferred Stock having a liquidation preference of $1,437,000 for an aggregate of 1,149,600 shares of the Company's common stock.

On June 11, 1997, the Board of Directors declared all of the cumulative dividends in arrears on the Series A Preferred Stock which approximated $905,000. These dividends were paid on July 22, 1997. In addition, 50% of the payment was used to exercise warrants which expired on July 31, 1997 for 377,250 share of the Company's common stock.


NOTE 7: COMMITMENTS AND CONTINGENCIES:

On December 31, 1992, the Company entered into an employment agreement ("agreement") with the Chairman of the Company, which was amended on March 28, 1995, providing for base salary plus incentive compensation and fringe benefits as defined in the agreement, through April 30, 2000. At July 31, 1997, the Company has accrued $196,000 of incentive compensation and $115,000 of accrued fringe benefits.



     MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS
                              (unaudited)
--------------------------------------------------------------------------


LIQUIDITY

Net cash used in operations for the three months ended July 31, 1997 was $653,000 primarily due to an increase in inventories and a decrease in accounts payable and accrued expenses. The Company's revolving financing agreement with a major New York bank, dated July 8, 1994, was amended on April 1, 1996. This amendment provided the Company with a revolving line of credit not to exceed $2 million (there was an outstanding balance of $500,000 as of July 31, 1997) and a first mortgage note of $429,000 at April 30, 1996 (the balance was $364,000 as of July 31, 1997). These loan facilities are collateralized by substantially all of the Company's assets and are subject to certain covenants.

Availability of funds under the terms of revolving line of credit is based on eligible accounts receivable and inventory. The initial commitment for $2 million, under the terms of the note, is reduced by $500,000 each six months commencing on October 1, 1999.

Management believes that it will be able to maintain adequate working capital and cash balances to meet its current needs.



RESULTS OF OPERATIONS

Consolidated sales and net income for the three months ended July 31, 1997 were $3,006,000 and $11,000 respectively as compared to $3,505,000 and $291,000 for the three months ended July 31, 1996. Sales for the Fire Controls division, which sells life safety and other electronic systems for high rise buildings, declined by 24% during the first quarter ending July 31, 1997 versus the same period last year. Sales for the quarter ending July 31, 1997, for the Company's Fire Service, Inc. subsidiary and the Company's FRCM Case-Acme subsidiary declined versus the same period last year by 12% and 7% respectively. These lower sales reflect the lower backlog of orders as of April 30, 1997 versus the same period in 1996 which was due to the poor new construction environment and highly competitive New York market for fire protection systems and services.

The Company's backlog for its life safety and other systems totaled $2,225,000 at July 31, 1997 as compared to $1,853,000 at April 30,
1997. The backlog for FRCM Case-Acme was $475,000 (for additions and retrofits to its systems) at July 31, 1997 compared with a level of $519,000 on April 30, 1997. The backlog for the Company's National Product was $200,000 on July 31, 1997. The Company only began to market its National Product last January. The increase in the Company's backlog during the first quarter is encouraging but management remains cautious about predicting continued growth in the fiscal year. Orders continue to be booked on the Company's National Product and management is very encouraged about future growth in this product category.

Operating income for the three months ended July 31, 1997 was $65,000 as compared to $580,000 for the three months ended July 31, 1996. As a percentage of revenue, the operating income for the three months ended July 31, 1997 was 2.2% versus 16.6% in the same period in 1996. The decrease in operating income and its percentage to revenue was primarily due to the decline in revenues and gross profit on the Company's life safety and service businesses and higher sales and marketing costs to support the National Product.

Significant changes in balance sheet items from April 30, 1997 to July 31, 1997 are highlighted as follows:

   1: Cash decreased primarily to support the build in inventory on the Company's National Product, to fund the acquisition of the Company's new subsidiary, BRD FRCM and to pay the preferred stock dividend. Accounts receivable decreased due to lower sales and an improvement in collections.

   2: Inventories increased as a result of stocking requirements for the National Product.

   3: The decrease in accrued expenses reflect a decline in pretax income and the resulting decline in the management bonus accrual and accrued corporate taxes.

   4: The changes in Equity reflect the July 22, 1997 exchange of all of the Series A Preferred Stock having a liquidation preference of $1,437,000 for an aggregate of 1,149,600 shares of the Company's common stock and the payment of the cumulative dividends in arrears on this stock of approximately $905,000. 50% of the payment of the cumulative dividend was used to exercise warrants for 377,250 shares of the Company's common stock.





   PART 11

   Item 1: Legal Proceedings - None
   Item 2: Exhibits and Reports on Form 8-K - None







                              SIGNATURES
                              ----------




                                    Firecom, Inc.
                                    -------------



Dated:  September 12, 1997            /s/ Paul Mendez
        --------------------        ------------------------
                                    Paul Mendez
                                    Chairman of the Board
                                    President and Chief Executive
                                    Officer


                                    /s/ William J. Lazich
                                    ------------------------
                                    William J. Lazich
                                    Vice President-Finance and
                                    Chief Financial Officer

                         EXHIBIT INDEX

     EXHIBIT
     -------

     EXHIBIT 27  FINANCIAL DATA SCHEDULE