Form 10QSB
period 1997-10-31
FIRECOM INC
filed 1997-12-15
CIK 732248

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
--------------------------------------------------------------------------------


FORM 10-QSB-QUARTERLY OR TRANSITIONAL REPORT


(Mark One)

[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

         For the quarterly period ended October 31, 1997


                                  OR


[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934.




                    COMMISSION FILE NUMBER 0-12873
                                           -------


                             FIRECOM, INC.
--------------------------------------------------------------------------------

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


As of December 1, 1997, the Registrant had 5,908,194 shares of Common Stock outstanding.

                                 INDEX

                                                            PAGE  NO.
                                                            ---------



PART I    FINANCIAL INFORMATION

      Item 1: Financial Statements
         Consolidated Balance Sheet-October 31, 1997             3-4

         Consolidated Statements of Income-
         Three Months and Six Months Ended
         October 31, 1997 and 1996                                5

         Consolidated Statements of Cash Flows-
         Six Months Ended October 31, 1997 and 1996               6

         Notes to Consolidated Financial Statements              7-9


      Item 2: Management's Discussion and Analysis
              of Financial Condition and Results
              of Operations                                      9-10


PART II  OTHER INFORMATION                                       10-11

                    FIRECOM, INC. AND SUBSIDIARIES
                    ------------------------------

                      CONSOLIDATED BALANCE SHEET
                              (unaudited)





                           OCTOBER 31, 1997
                           ----------------



ASSETS

CURRENT ASSETS
     Cash and cash equivalents                               $2,623,000
       Accounts receivable, net of allowance for doubtful
        accounts of $319,000                                  3,239,000
       Inventories                                            1,767,000
       Deferred tax asset                                       466,000
       Prepaid expenses and other                                98,000
                                                             ----------


         Total current assets                                $8,193,000
                                                             ----------



FIXED ASSETS


       PROPERTY, PLANT AND EQUIPMENT                         $1,320,000
           Less:  Accumulated Depreciation & Amortization       744,000
                                                             ----------

         Total Fixed Assets                                  $  576,000
                                                             ----------

OTHER ASSETS

       Product Enhancement                                   $  668,000
           Less:  Accumulated Amortization                      463,000
                                                             ----------

         Total Product Enhancement                           $  205,000

       Prepaid Loan Fees                                     $   17,000
                                                             ----------

         Total Other Assets                                  $  222,000
                                                             ----------

                  TOTAL ASSETS                               $8,991,000
                                                             ==========

                    FIRECOM, INC. AND SUBSIDIARIES
                    ------------------------------

                      CONSOLIDATED BALANCE SHEET
                              (unaudited)



                           OCTOBER 31, 1997
                           ----------------


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

 Current portion of notes payable                           $  325,000
 Accounts payable                                              611,000
 Revolving Loan - Chase Bank                                   500,000
 Accrued expenses                                              607,000
                                                            ----------

     Total current liabilities                              $2,043,000
                                                            ----------



LONG-TERM LIABILITIES:
 Notes payable                                              $1,540,000
 Accrued compensation                                          229,000
                                                            ----------

    Total Long-Term liabilities                             $1,769,000
                                                            ----------


MANDATORY REDEEMABLE COMMON STOCK                              590,000
                                                            ----------

SHAREHOLDERS' EQUITY

Preferred Stock, par value $1;
   authorized 1,000,000 shares, none issued                 $      -0-
Common Stock, par value $.01:
   Authorized 10,000,000 shares
   Issued: 6,939,188  Outstanding: 5,908,194                    69,000
Additional Paid-In Capital                                   2,765,000
Retained Earnings                                            2,981,000
                                                            ----------
              Sub-Total                                     $5,815,000
Less:  Treasury Stock, at cost, 1,030,994 shares             1,226,000
                                                            ----------

    Total Shareholders' Equity                              $4,589,000
                                                            ----------

                  TOTAL LIABILITIES & EQUITY                $8,991,000
                                                            ==========

                    FIRECOM, INC. AND SUBSIDIARIES
                    ------------------------------

                   CONSOLIDATED STATEMENTS OF INCOME
                              (unaudited)

                                          THREE MONTHS ENDED                SIX MONTHS ENDED
                                          --------------------------------------------------
                                               OCTOBER 31                 OCTOBER 31
                                              ------------              -------------
                                          1997          1996           1997           1996
                                          ----          -----          ----           ----
NET SALES:
  Product                             $ 1,785,000    $ 2,451,000   $ 3,241,000    $ 4,358,000
  Service                               1,694,000      1,693,000     3,244,000      3,291,000
                                      -----------    -----------   -----------    -----------
         Total Sales                    3,479,000      4,144,000     6,485,000      7,649,000
                                      -----------    -----------   -----------    -----------


COST OF SALES:
  Product                               1,165,000      1,289,000     2,144,000      2,369,000
  Service                                 826,000        794,000     1,605,000      1,569,000
                                      -----------    -----------   -----------    -----------
     Total Cost of Sales                1,991,000      2,083,000     3,749,000      3,938,000
                                      -----------    -----------   -----------    -----------


GROSS PROFIT                            1,488,000      2,061,000     2,736,000      3,711,000
                                      -----------    -----------   -----------    -----------

OPERATING EXPENSES:
Selling, general and administrative       982,000      1,075,000     2,012,000      1,996,000
Research and development                  140,000        219,000       293,000        368,000
                                      -----------    -----------   -----------    -----------
      Total operating expenses          1,122,000      1,294,000     2,305,000      2,364,000
                                      -----------    -----------   -----------    -----------

INCOME FROM OPERATIONS                    366,000        767,000       431,000      1,347,000
                                      -----------    -----------   -----------    -----------

OTHER EXPENSES (INCOME)
Interest                                   26,000         13,000        73,000         21,000
Other                                     (24,000)        65,000       (27,000)        87,000
                                      -----------    -----------   -----------    -----------
     Total Other Expenses  (Income)         2,000         78,000        46,000        108,000
                                      -----------    -----------   -----------    -----------

INCOME BEFORE INCOME TAX                  364,000        689,000       385,000      1,239,000

INCOME TAX EXPENSE                        171,000        386,000       181,000        645,000


NET INCOME                            $   193,000    $   303,000   $   204,000    $   594,000
                                      ===========    ===========   ===========    ===========

NET INCOME APPLICABLE TO
COMMON SHAREHOLDERS                   $   193,000    $   273,000   $   204,000    $   538,000

NET INCOME PER COMMON SHARE           $       .03    $       .05   $       .04    $       .09

WEIGHTED AVERAGE NUMBER OF
SHARES USED IN COMPUTING EPS            6,171,000      5,745,000     5,494,000      5,720,000


                    FIRECOM, INC. AND SUBSIDIARIES
                    ------------------------------

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (unaudited)

                                                                         SIX MONTHS ENDED
                                                                         ----------------

                                                                            OCTOBER 31
                                                                            ----------
                                                                        1997           1996
                                                                       ------          -----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                          $   204,000    $   594,000
                                                                    -----------    -----------

Adjustments to reconcile net income to net
Cash used in operating activities:
  Depreciation and amortization                                          82,000         47,000
  Provision for doubtful accounts                                        26,000        123,000
  Deferred income tax credits                                               -0-            -0-
  Changes in operating assets and liabilities:
          (Increase) decrease in accounts receivable                  1,075,000       (693,000)
          (Increase) in inventories                                    (503,000)      (404,000)
          (Increase) in other current and noncurrent assets             (11,000)       (37,000)
          Increase (decrease) in accounts payable,
          accrued expenses & other                                     (507,000)       490,000
                                                                    -----------    -----------

         Total adjustments                                              162,000       (474,000)
                                                                    -----------    -----------


NET CASH PROVIDED BY
OPERATING ACTIVITIES                                                    366,000        120,000
                                                                    -----------    -----------

CASH FLOWS USED IN INVESTING ACTIVITIES:
Capital expenditures                                                    (78,000)       (88,000)
                                                                    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt                                                      (177,000)       (88,000)
Increase in debt                                                        500,000            -0-
Preferred Stock Dividend                                               (905,000)           -0-
Proceeds from stock issue                                               452,000         58,000
                                                                    -----------    -----------

NET CASH (USED IN) FINANCING ACTIVITIES                                (130,000)       (30,000)
                                                                    -----------    -----------

NET INCREASE IN CASH
  AND CASH EQUIVALENTS                                                  158,000          2,000


CASH AND CASH EQUIVALENTS:
         Beginning of year                                            2,465,000      2,165,000
                                                                    -----------    -----------


         End of six months                                          $ 2,623,000    $ 2,167,000
                                                                    ===========    ===========

NON-CASH INVESTING ACTIVITY:

Debt incurred as a result of
  acquisition of assets                                             $   135,000           --
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

In the opinion of management the accompanying consolidated financial statements contain the necessary adjustments, all of which are of a normal and recurring nature, to present fairly Firecom Inc. and its subsidiaries' financial position at October 31, 1997 and the results of operations and cash flows for the three and six months ended October 31, 1997 and 1996, and statement of cash flows for the six months ended October 31, 1997 and 1996.


NOTE 2: INVENTORIES

Inventories consist of the following at October 31, 1997:

      Raw materials and sub-assemblies                             $1,760,000
      Work-in-process                                                   7,000
                                                                   ----------
                                                                   $1,767,000
                                                                   ==========


NOTE 3: PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following at October 31, 1997:

      Building improvements                                        $  268,000
      Machinery and equipment                                         590,000
      Furniture and fixtures                                          462,000
                                                                   ----------
                                                                   $1,320,000
         Less accumulated depreciation and amortization               744,000
                                                                   ----------
                                                                   $  576,000
                                                                   ==========


NOTE 4: NOTES PAYABLE

     The Company's long-term debt consists of the following at October 31, 1997:

     Notes payable to banks and other:
          First mortgage note payable                              $  351,000
          Note payable to Norwood Venture                           1,203,000
          Note payable to May Family                                  185,000
          Other note payable                                          126,000
                                                                   ----------
                                                                   $1,865,000
         Less current portion                                         325,000
                                                                   ----------
                                                                   $1,540,000
                                                                   ==========


     On June 26, 1997, the Company acquired certain service contracts and intellectual property rights from a New York supplier of Life Safety systems. The purchase price was $285,200. $150,000 was paid at closing of the acquisition. The balance of the purchase price, $135,000, is payable quarterly through August 2000, with interest of 10% per annum.

     On July 22, 1997, the Company borrowed $500,000 on its revolving line of credit with the Chase Manhattan Bank primarily to support the increased inventory level of its National Product.


NOTE 5: INCOME TAXES

The components of the Company's deferred tax assets and liabilities at August 31, 1997 under SFAS 109 are as follows:


Deferred Assets:
    Tax benefit attributable to:
       Allowance for doubtful accounts                             $  137,000
       Stock appreciation rights                                      115,000
       Accrued incentive bonuses                                      124,000
       Inventories                                                     86,000
       Other                                                           59,000
                                                                     --------
                                                                      521,000
   Deferred tax liability, tax
      depreciation in excess of book depreciation                     (55,000)
                                                                     ---------

                                                                     $466,000
                                                                     ========


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

NOTE 7: COMMITMENTS AND CONTINGENCIES:

On December 31, 1992, the Company entered into an employment agreement with the Chairman of the Company, which was amended on March 28, 1995, providing for base salary plus incentive compensation and fringe benefits as defined in the agreement, through April 30, 2000. At October 31, 1997, the Company has accrued $140,000 of incentive compensation and $122,000 of accrued fringe benefits.


NOTE 8: SUBSEQUENT EVENT:

The Company approved an amendment to the Corporation's Certificate of Incorporation to (i) authorize a new class of Class A common stock consisting of 10,000,000 shares and having thirty votes per share and
(ii) to increase the aggregate number of shares of Common Stock the Corporation is authorized to issue from 10,000,000 to 30,000,000.

The Company declared a share dividend on its Common Stock, par value $.01 per share (the "Common Stock"), payable in shares of the newly authorized Class A Common Stock, par value $.01 per share (the "Class A Common Stock"), at the rate of one share of the Class A Common Stock for each share of the Common Stock issued and outstanding at the close of business on December 5, 1997. The dividend shares will be issued on December 17, 1997.

The Class A Common Stock, which was authorized by shareholders of the Company at an annual meeting held on November 18, 1997, entitle the holders to vote together with the holders of the Common Stock as a single class and to cast thirty votes per share. Shares of the Class A Common Stock are non-transferable, but convertible at any time at the option of the holder into the Company's regular Common Stock.



       MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS
                              (unaudited)

--------------------------------------------------------------------------------


LIQUIDITY

Net cash provided by operations for the six months ended October 31, 1997 was $366,000 primarily due to a decrease in accounts receivable, a decrease in accounts payable and accrued expenses, which were partially offset by increases in inventories. The Company's revolving financing agreement with a major New York bank, dated July 8, 1994, was amended on April 1, 1996. This amendment provided the Company with a revolving line of credit not to exceed $2 million (there was an outstanding balance of $500,000 as of October 31, 1997) and a first mortgage note of $429,000 at April 30, 1996 (the balance was $351,000 as of October 31, 1997). These loan facilities are collateralized by substantially all of the Company's assets and are subject to certain covenants.

Availability of funds under the terms of revolving line of credit is based on eligible accounts receivable and inventory. The initial commitment for $2 million, under the terms of the note, is reduced by $500,000 each six months commencing on October 1, 1999.

Management believes that it will be able to maintain adequate working capital and cash balances to meet its current needs.


RESULTS OF OPERATIONS

Consolidated sales and net income for the quarter ended October 31, 1997 were $3,479,000 and $193,000 respectively as compared to $4,144,000 and $303,000 for the quarter ended October 31, 1996.

Consolidated sales and net income for the six months ended October 31, 1997 were $6,485,000 and $204,000 respectively as compared to $7,649,000 and $594,000 for the six months ended October 31, 1997. Sales declined by 15% during the six months ending October 31, 1997 versus the same period last year. These lower sales reflect the lower backlog of orders as of April 30, 1997 versus the same period in 1996 which was due to the poor new construction environment and highly competitive New York market for fire protection systems and services.

The Company's backlog for its life safety and other systems totaled $2,445,000 at October 31, 1997 as compared to $1,853,000 at April 30,
1997. The increase in the Company's backlog during the first six months is encouraging but management remains cautious about predicting continued growth in the fiscal year. Orders continue to be booked on the Company's fire safety system being marketed outside of New York City, and management is very encouraged about future growth in this product category.

Operating income for the six months ended October 31, 1997 was $431,000 as compared to $1,347,000 for the six months ended October 31, 1996. As a percentage of revenue, the operating income for the six months ended October 31, 1997 was 6.6% versus 17.6% in the same period in 1996. The decrease in operating income and its percentage to revenue was primarily due to the decline in revenues and gross profit on the Company's life safety and service businesses and higher sales and marketing costs to support the National Product.


Significant changes in balance sheet items from April 30, 1997 to October 31, 1997 are highlighted as follows:

     1: Cash increased primarily to the borrowing on the Revolving Loan. Accounts receivable decreased due to lower sales and an improvement in collections.

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



     PART II

     OTHER INFORMATION

     ITEM 2. CHANGES IN SECURITIES.

     The Certificate of Incorporation of the Company was amended in November 1997 to authorize the issuance of a Class A Common Stock which would vote with the Common Stock but on the basis of thirty votes per share of Class A Common and one vote per share of ordinary Common Stock. The Series A Common Stock is being distributed on December 17, 1997 to holders of ordinary Common Stock on a share-for-share basis. Reference is hereby made to Exhibit 3(i) hereto for the full terms of the relative rights of these classes.

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     (a) (c) At the Annual Meeting of the Shareholders of the Company held on November 18, 1997, the shareholders approved an amendment to the Company's Certificate of Incorporation to
          (i) authorize a new class of common stock consisting of tem million shares and having 30 votes per share and (ii) increase the number of shares of Common Stock which the Company is authorized to issue from ten million to 30 million shares. The votes cast were 4,586,699 shares in favor, 110,800 shares against and 49,392 abstentions or broker non-votes.

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  3(i) Certificate of Amendment to Certificate of
          Incorporation, filed November 1997.






                              SIGNATURES
                              ----------




                                          Firecom, Inc.
                                          -------------



Dated:   December 8, 1997              /s/ Paul Mendez
         --------------------          ------------------------
                                       Paul Mendez
                                       Chairman of the Board
                                       President and Chief Executive Officer



                                       /s/ Jeffrey Cohen
                                       -------------------------
                                       Jeffrey Cohen
                                       Vice President-Finance,
                                       Chief Financial Officer, and
                                       Principal Accounting Officer

                             EXHIBIT INDEX


EXHIBIT
-------

EXHIBIT 3(i) CERTIFICATE OF AMENDMENT TO CERTIFICATE OF INCORPORATION, FILED NOVEMBER 1997

EXHIBIT 27    FINANCIAL DATA SCHEDULE