Form 10QSB
period 1998-01-31
FIRECOM INC
filed 1998-03-13
CIK 732248

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
--------------------------------------------------------------------------------


FORM 10-QSB-QUARTERLY OR TRANSITIONAL REPORT


(Mark One)

|X|  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
---
          For the quarterly period ended January 31, 1998


                                       OR

| |  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
---
     EXCHANGE ACT OF 1934.




                         COMMISSION FILE NUMBER 0-12873
                                                -------


                                  FIRECOM, INC.
--------------------------------------------------------------------------------

              (Exact name of Small Business Issuer in its charter)



         New York                                              13-2934531
------------------------------                                 ----------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

39-27 59th Street, Woodside, New York                            11377
-------------------------------------                            -----
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



As of March 5, 1998, the Registrant had 5,973,469 shares of Common Stock outstanding, and 5,842,919 shares of Class A Common Stock outstanding.

                                 INDEX
                                 -----


                                                                        PAGE NO.
                                                                        --------



        Safe Harbor Statement                                               3

PART I    FINANCIAL INFORMATION

        Item 1: Financial Statements
           Consolidated Balance Sheet-January 31, 1998                      4-5

           Consolidated Statements of Income-

           Three Months and Nine Months Ended
           January 31, 1998 and 1997                                        6

           Consolidated Statements of Cash Flows-

           Nine Months Ended January 31, 1998 and 1997                      7

           Notes to Consolidated Financial Statements                       8-10

        Item 2: Management's Discussion and Analysis
               of Financial Condition and Results
               of Operations                                               11-12


PART II  OTHER INFORMATION                                                 12-13

                    SAFE HARBOR STATEMENT UNDER THE
           PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Form 10-Q for the quarter ended January 31, 1998 contains certain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," "should" or "continue" or the negative thereof or other variations thereon or comparable terminology. The matters set forth under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations - Cautionary Statements" herein constitute cautionary statements identifying important factors with respect to such forward-looking statements, including certain risks and uncertainties, that could cause actual results to differ materially from those in such forward-looking statements.

                         FIRECOM, INC. AND SUBSIDIARIES
                         ------------------------------

                           CONSOLIDATED BALANCE SHEET
                                   (unaudited)


ASSETS

CURRENT ASSETS
     Cash and cash equivalents                               $3,546,000
     Accounts receivable,  net of allowance for doubtful
       accounts of $464,000                                   2,722,000
       Inventories                                            1,662,000
       Deferred tax asset                                       466,000
       Prepaid expenses and other                                39,000
                                                             ----------


         Total current assets                                $8,435,000
                                                             ----------


FIXED ASSETS

     PROPERTY, PLANT AND EQUIPMENT                           $1,320,000
       Less:  Accumulated Depreciation & Amortization           769,000
                                                             ----------

         Total Fixed Assets                                  $  551,000
                                                             ----------

OTHER ASSETS

     Product Enhancement                                     $  668,000
       Less:  Accumulated Amortization                          485,000
                                                             ----------

         Total Product Enhancement                           $  183,000

     Prepaid Loan Fees                                       $   14,000
                                                             ----------

         Total Other Assets                                  $  197,000
                                                             ----------

                  TOTAL ASSETS                               $9,183,000
                                                             ==========



                    FIRECOM, INC. AND SUBSIDIARIES
                    ------------------------------

                      CONSOLIDATED BALANCE SHEET
                              (unaudited)



                           JANUARY 31, 1998
                           ----------------


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

 Current portion of notes payable                                             $  330,000
 Accounts payable                                                                456,000
 Revolving Loan - Chase Bank                                                     500,000
 Accrued expenses                                                                799,000
                                                                              ----------

     Total current liabilities                                                $2,085,000
                                                                              ----------


LONG-TERM LIABILITIES:

Notes payable                                                                $1,471,000
Accrued compensation                                                            345,000
                                                                              ----------

     Total Long-Term liabilities                                              $1,816,000
                                                                              ----------


MANDATORY REDEEMABLE COMMON STOCK                                                590,000
                                                                              ----------


SHAREHOLDERS' EQUITY

Preferred Stock, par value $1; authorized 1,000,000 shares, none issued       $    - 0 -
Common Stock, par value $.01:  Authorized 30,000,000 shares
     Issued: 7,004,463  Outstanding: 5,973,469                                    70,000
Class A Common Stock, par value $.01: Authorized 10,000,000 shares
     Issued: 6,873,913  Outstanding: 5,842,919                                    68,000
Additional Paid-In Capital                                                     2,765,000
Retained Earnings                                                              3,015,000
                                                                              ----------
              Sub-Total                                                       $5,918,000
Less:  Treasury Stock, at cost, 1,030,994 shares of both Common and Class A    1,226,000
                                                                              ----------

     Total Shareholders' Equity                                               $4,692,000
                                                                              ----------

                  TOTAL LIABILITIES & EQUITY                                  $9,183,000
                                                                              ==========


                         FIRECOM, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                       THREE MONTHS ENDED              NINE MONTHS ENDED
                                       -------------------------------------------------
                                              JANUARY 31                      JANUARY 31
                                              ----------                      ----------
                                          1998          1997         1998           1997
                                          ----          ----         ----           ----

NET SALES:
  Product                             $ 2,111,000   $ 2,167,000   $ 5,352,000   $ 6,525,000
  Service                               1,574,000     1,580,000     4,818,000     4,871,000
                                      -----------   -----------   -----------   -----------
      Total Sales                       3,685,000     3,747,000    10,170,000    11,396,000
                                      -----------   -----------   -----------   -----------

COST OF SALES:
  Product                               1,276,000     1,278,000     3,420,000     3,647,000
  Service                                 754,000       825,000     2,359,000     2,394,000
                                      -----------   -----------   -----------   -----------
      Total Cost of Sales               2,030,000     2,103,000     5,779,000     6,041,000
                                      -----------   -----------   -----------   -----------


GROSS PROFIT                            1,655,000     1,644,000     4,391,000     5,355,000
                                      -----------   -----------   -----------   -----------

OPERATING EXPENSES:
Selling, general and administrative     1,129,000       915,000     3,141,000     2,911,000
Research and development                  188,000       174,000       481,000       542,000
                                      -----------   -----------   -----------   -----------
      Total operating expenses          1,317,000     1,089,000     3,622,000     3,453,000
                                      -----------   -----------   -----------   -----------

INCOME FROM OPERATIONS                    338,000       555,000       769,000     1,902,000
                                      -----------   -----------   -----------   -----------

OTHER EXPENSES
Interest                                   29,000         6,000       102,000        27,000
Other                                     114,000        64,000        87,000       151,000
                                      -----------   -----------   -----------   -----------
      Total Other Expenses                143,000        70,000       189,000       178,000
                                      -----------   -----------   -----------   -----------

INCOME BEFORE INCOME TAX                  195,000       485,000       580,000     1,724,000

INCOME TAX EXPENSE                         92,000       227,000       273,000       872,000


NET INCOME                            $   103,000   $   258,000   $   307,000   $   852,000
                                      ===========   ===========   ===========   ===========

NET INCOME APPLICABLE TO
COMMON SHAREHOLDERS                   $   103,000   $   226,000   $   307,000   $   765,000

NET INCOME PER COMMON SHARE:
            Basic                     $       .01   $       .02   $       .02   $       .08
            Diluted                   $       .01   $       .02   $       .02   $       .07
WEIGHTED AVERAGE NUMBER OF
SHARES USED IN COMPUTING EPS:
            Basic                      12,571,000     9,865,000    12,347,000     9,698,000
            Diluted                    13,132,000    11,501,000    13,003,000    11,400,000


                    FIRECOM, INC. AND SUBSIDIARIES
                    ------------------------------

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (unaudited)

                                                                              NINE MONTHS ENDED
                                                                              -----------------

                                                                                  JANUARY 31
                                                                                  ----------
                                                                             1998             1997
                                                                             ------          -----


CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                               $   307,000      $   852,000
                                                                         -----------      -----------

Adjustments to reconcile net income to net Cash used in operating activities:
  Depreciation and amortization                                              129,000           73,000
  Provision for doubtful accounts                                            171,000          120,000
  Changes in operating assets and liabilities:
         (Increase) decrease in accounts receivable                        1,447,000         (785,000)
          (Increase) in inventories                                         (398,000)        (270,000)
          Decrease (Increase) in other current and noncurrent assets          51,000           (9,000)
          (Decrease) in accounts payable,
         accrued expenses & other                                           (354,000)          (9,000)
                                                                         -----------      -----------

            Total adjustments                                              1,046,000         (880,000)
                                                                         -----------      -----------


NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES
                                                                           1,353,000         (28 ,000
                                                                         -----------      -----------

CASH FLOWS USED IN INVESTING ACTIVITIES:
Capital expenditures                                                         (78,000)        (125,000)
                                                                         -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt                                                           (241,000)        (100,000)
Increase in debt                                                             500,000              -0-
Preferred Stock Dividend                                                    (905,000)             -0-
Proceeds from stock issuance                                                 452,000           87,000
                                                                         -----------      -----------

NET CASH USED IN FINANCING ACTIVITIES                                       (194,000)         (13,000)
                                                                         -----------      -----------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS
                                                                           1,081,000         (166,000)


CASH AND CASH EQUIVALENTS:
            Beginning of period                                            2,465,000        2,165,000
                                                                         -----------      -----------


            End of period                                                $ 3,546,000      $ 1,999,000
                                                                         ===========      ===========

NON-CASH INVESTING ACTIVITY:

Debt incurred as a result of acquisition of assets                       $   135,000             --
                                                                                          ===========

                    FIRECOM, INC. AND SUBSIDIARIES
                    ------------------------------

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (unaudited)




NOTE 1: ACCOUNTING POLICIES:

The accounting policies followed by the Company are set forth in Note 1 of the Company's financial statements on Form 10-KSB for the fiscal year ended April 30, 1997.

In the opinion of management the accompanying consolidated financial statements contain the necessary adjustments, all of which are of a normal and recurring nature, to present fairly Firecom Inc. and its subsidiaries' financial position at January 31, 1998 and the results of operations for the three and nine months ended January 31, 1998 and 1997, and cash flows for the nine months ended January 31, 1998 and 1997.

All share information has been restated giving effect to the distribution of Class A Common Stock (which is convertible on a share for share basis to Common Stock) which took place on December 17, 1997, and treats the Class A Common Stock as if converted to Common Stock. The only distinction between the two classes is that the Class A Common Stock has thirty (30) votes per share and generally cannot be transferred without conversion into Common Stock.


NOTE 2: INVENTORIES
Inventories consist of the following at January 31, 1998:

      Raw materials and sub-assemblies                                    $1,655,000
      Work-in-process                                                          7,000
                                                                          ----------
                                                                          $1,662,000
                                                                          ==========


NOTE 3: PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following at January 31, 1998:

      Building improvements                                               $  268,000
      Machinery and equipment                                                590,000
      Furniture and fixtures                                                 462,000
                                                                          ----------
                                                                          $1,320,000
            Less accumulated depreciation and amortization                   769,000
                                                                          ----------
                                                                          $  551,000
                                                                          ==========

NOTE 4: NOTES PAYABLE
      The Company's long-term debt consists of the following at January 31, 1998:

      Notes payable to banks and other:
          First mortgage note payable                                     $  338,000
          Note payable to Norwood Venture                                  1,161,000
          Note payable to May Family                                         185,000
          Other note payable                                                 117,000
                                                                          ----------
                                                                          $1,801,000
            Less current portion                                             330,000
                                                                          ----------
                                                                          $1,471,000
                                                                          ==========

     On June 26, 1997, the Company acquired certain service contracts and intellectual property rights from a New York supplier of Life Safety systems. The purchase price was $285,200. $150,000 was paid at closing of the acquisition. The balance of the purchase price, $135,000, is payable quarterly through August 2000, with interest at 10% per annum.

     On July 22, 1997, the Company borrowed $500,000 on its revolving line of credit with the Chase Manhattan Bank primarily to support the increased inventory level of its product being introduced by the Company into the national market ("National Product").


NOTE 5: INCOME PER COMMON SHARE

Effective January 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128). SFAS No. 128 requires dual presentation of basic and diluted earnings per share for all periods presented. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Prior period income per share information has been restated as required as required by SFAS No. 128.

A reconciliation of the income and weighted-average shares used in both calculations follows:

                              Periods ended January 31, 1998
                              ------------------------------
                          Three Months                    Nine Months
                   ---------------------------    -------------------------
                   Income      Shares     EPS     Income     Shares     EPS
                   ------      ------     ---     ------     ------     ---
Basic EPS         $103,000   12,570,888   $.01   $307,000  12,346,726   $.02

Effect of
  Stock options
  and warrants        --        561,487    --        --       655,968     --
                  --------   ----------   ----   --------   ---------   ----

Diluted EPS       $103,000   13,132,375   $.01   $307,000  13,002,694   $.02
                  --------   ----------   ----   --------   ---------   ----


                              Periods ended January 31, 1997

                          Three Months                    Nine Months
                   ---------------------------    --------------------------

                   Income      Shares     EPS     Income     Shares     EPS
                   ------      ------      ---    ------     ------     ---
Basic EPS         $226,000    9,864,533   $.02   $765,000   9,698,466   $.08

Effect of
  Stock options
  and warrants        --      1,636,035    --        --     1,701,562   (.01)
                  --------   ----------   ----   --------   ----------  ----

Diluted EPS       $226,000   11,500,568   $.02   $765,000  11,400,028   1.07
                  --------   ----------   ----   --------   ----------  ----

Unexercised employee stock options and warrants to purchase 160,660 shares and 500,000 shares of the Company's common stock as of January 31, 1998 and 1997, respectively, were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the Company's common stock during the respective periods.


NOTE 6: STOCKHOLDERS' EQUITY TRANSACTIONS
On June 21, 1995 the Company signed a Stock Purchase Agreement to purchase 1,072,988 shares of the Company's $.01 par value common stock held by certain members of the May family (the "Shareholders") at $.45 per share. Terms of the agreement provide for a cash payment in the amount of $174,448 and a five (5) year note in the amount of $308,397, bearing interest at 12% per annum. Interest is payable monthly. The principal is to be paid in five equal annual installments of $61,679. The purchase of these shares was completed on July 18, 1995. The Company's obligation under the note is collateralized by a pledge by the Company to the noteholder of 685,326 shares of the Company's common stock.

At the same time, the Company and the Shareholders entered into an Option and Escrow Agreement relative to an additional 1,072,990 shares of the Company's common stock (the "Option Shares"). Under the terms of this agreement, on September 1, 1998 the Shareholders have the right, but not the obligation, to require the Company to purchase, in whole or in part, their Option Shares (the "Put Option") at a price of $.55 per share. The Put Option is conditional upon the Company meeting certain financial targets. At any time under this agreement, the Company shall have the right, but not the obligation, to purchase all of the Option Shares, in whole or in part, (the "Call Option") at a purchase price of $.625 per share. Payment for the Put Option or the Call Option shall be one-half (1/2) in cash and one-half (1/2) with a five (5) year note bearing interest at prime plus 3%. Upon execution of this agreement, the Shareholders delivered to the Company irrevocable proxies to permit Mr. Paul Mendez, Chairman of the Company, to vote the Option Shares until the expiration of this agreement.

On July 22, 1997, the Company exchanged all of the Series A Preferred Stock having a liquidation preference of $1,437,000 for an aggregate of 2,299,200 shares of the Company's common stock.

On June 11, 1997, the Board of Directors declared all of the cumulative dividends in arrears on the Series A Preferred Stock which approximated $905,000. These dividends were paid on July 22, 1997. In addition, 50% of the payment was used to exercise warrants which expired on July 31, 1997 for 754,500 shares of the Company's common stock.


NOTE 7: COMMITMENTS AND CONTINGENCIES:
On December 31, 1992, the Company entered into an employment agreement with the Chairman of the Company, which was amended on March 28, 1995, providing for base salary plus incentive compensation and fringe benefits as defined in the agreement, through April 30, 2000. At January 31, 1998, the Company has accrued $118,000 of incentive compensation and $127,000 of accrued fringe benefits.


NOTE 8: STOCK DIVIDEND:
The Company approved an amendment to the Corporation's Certificate of Incorporation to (i) authorize new Class A common stock consisting of 10,000,000 shares and having thirty votes per share and (ii) to increase the aggregate number of shares of Common Stock the Corporation is authorized to issue from 10,000,000 to 30,000,000.

The Company declared a share dividend on its Common Stock, par value $.01 per share (the "Common Stock"), payable in shares of the newly authorized Class A Common Stock, par value $.01 per share (the "Class A Common Stock"), at the rate of one share of the Class A Common Stock for each share of the Common Stock issued and outstanding at the close of business on December 5, 1997. The dividend shares were issued on December 17, 1997.

The Class A Common Stock, which was authorized by shareholders of the Company at an annual meeting held on November 18, 1997, entitle the holders to vote together with the holders of the Common Stock as a single class and to cast thirty votes per share. Shares of the Class A Common Stock are non-transferable, but convertible at any time at the option of the holder into the Company's regular Common Stock. The Class A Common Stock participates in the earnings of the Company on the same basis as the Common Stock.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS
                              (unaudited)

--------------------------------------------------------------------------------



LIQUIDITY
Net cash provided by operations for the nine months ended January 31, 1998 was $1,353,000 primarily due to a decrease in accounts receivable, which was partially offset by increases in inventories and a decrease in accounts payable and accrued expenses. The Company's revolving financing agreement with a major New York bank, dated July 8, 1994, was amended on April 1, 1996. This amendment provided the Company with a revolving line of credit not to exceed $2 million (there was an outstanding balance of $500,000 as of January 31, 1998) and a first mortgage note of $429,000 at April 30, 1996 (the balance was $338,000 as of January 31, 1998). These loan facilities are collateralized by substantially all of the Company's assets and are subject to certain covenants.

Availability of funds under the terms of revolving line of credit is based on eligible accounts receivable and inventory. The initial commitment for $2 million, under the terms of the note, is reduced by $500,000 each six months commencing on October 1, 1999.

Management believes that it will be able to maintain adequate working capital and cash balances to meet its current needs.


RESULTS OF OPERATIONS
Consolidated sales and net income for the quarter ended January 31, 1998 were $3,685,000 and $103,000 respectively as compared to $3,747,000 and $258,000 for the quarter ended January 31, 1997. Consolidated sales and net income for the nine months ended January 31, 1998 were $10,170,000 and $307,000 respectively as compared to $11,396,000 and $852,000 for the nine months ended January 31, 1997. Sales declined by 11% during the nine months ending January 31, 1998 versus the same period last year. These lower sales reflect the lower backlog of orders as of April 30, 1997 versus the same period in 1996 which was due to the poor new construction environment and highly competitive New York market for fire protection systems and services.

Operating income for the nine months ended January 31, 1998 was $769,000 as compared to $1,902,000 for the nine months ended January 31, 1997. As a percentage of revenue, the operating income for the nine months ended January 31, 1998 was 7.6% versus 16.7% in the same period in 1997. The decrease in operating income and its percentage to revenue was primarily due to the decline in revenues and gross profit on the Company's life safety and service businesses and higher sales and marketing costs to support the National Product.

The Company's backlog for its life safety and other systems totaled $1,974,000 at January 31, 1998 as compared to $2,445,000 at October 31, 1997 and $1,853,000 at April 30, 1997. Due to fluctuations in the Company's backlog in the nine months ended January 31, 1998, management remains cautious about predicting revenue in the fiscal year. Orders continue to be booked on the Company's fire safety system being marketed outside of New York City, and management is very encouraged about future growth in this product category.




Significant changes in balance sheet items from April 30, 1997 to January 31, 1998 are highlighted as follows:

1: Cash increased primarily to the reduction in accounts receivable and the borrowing on the Revolving Loan. Accounts receivable decreased due to lower sales and an improvement in collections.

2: Inventories increased as a result of stocking requirements for the National Product.

3: The decrease in accrued expenses reflects a decline in pretax income and the resulting decline in the management bonus accrual and accrued corporate taxes.

4: The changes in Equity reflect the July 22, 1997 exchange of all of the Series A Preferred Stock having a liquidation preference of $1,437,000 for an aggregate of 2,299,200 shares of the Company's common stock and the payment of the cumulative dividends in arrears on this stock of approximately $905,000. 50% of the payment of the cumulative dividend was used to exercise warrants for 754,500 shares of the Company's common stock.

CAUTIONARY STATEMENTS
Information or statements provided by the Company from time to time contain certain "forward-looking information" relating to such matters as liquidity, projected sales and anticipated margins. The cautionary statements made herein are being made pursuant to the Private Securities Litigation Reform Act of 1995 (the "Act") and with the intention of obtaining the benefits of the "safe harbor" provisions of the Act for any such forward-looking information. The Company cautions readers that any forward-looking information provided by the Company is not a guarantee of future performance and that actual results may differ materially from those in the forward-looking information as a result of various factors, including but not limited to the acceptance in what is a new market for the Company, the national market (historically, the vast majority of the Company's revenues have been derived from the New York City market) of the Company's newly-introduced line of safety products for the national market. The principal manufacturers against whom the Company expects to compete in the national market are generally better financed, have products accepted in the market and have long-established distribution and servicing networks. The Company's future growth is to a large extent dependent on being able to compete successfully against these competitors.





    PART II
    OTHER INFORMATION
    ITEM 2. CHANGES IN SECURITIES.
    Reference is made to Registrant's report on Form 10QSB for the quarter ended
        October 31, 1997 for information regarding a stock distribution on December 17, 1997.

                              SIGNATURES
                              ----------




                                                   Firecom, Inc.
                                                   -------------



Dated:     March 11, 1998                      /s/ Paul Mendez
           --------------------                -------------------------
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