Form 10KSB
period 1998-04-30
FIRECOM INC
filed 1998-07-29
CIK 732248

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------
                                   FORM 10-KSB

          (Mark One)
[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF
      1934 [FEE REQUIRED]
      For the fiscal year ended April 30, 1998
                                       OR

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements by reference in Part III of this Form 10-KSB or any amendment to this Form
10-KSB( x )

State issuer's revenues for its most recent fiscal year-$14,145,000

The aggregate market value of the voting stock held by non-affiliates of the Issuer, based upon the average bid and asked prices for both the Registrant's Common Stock and Class A Common Stock (as if converted), $.01 par value per share, as of June 30, 1998 was $3,901,864.

As of June 30, 1998, the Registrant had 6,173,154 shares of Common Stock outstanding, and 5,643,234 shares of Class A Common Stock outstanding.

Documents incorporated by Reference: None.

                         SAFE HARBOR STATEMENT UNDER THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This form 10-K for the year ended April 30, 1998 contains certain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," "should" or "continue" or the negative thereof or other variations thereon or comparable terminology. The matters set forth under the captions "Management Discussion and Analysis of Financial Condition and Results of Operations - Cautionary Statements" herein constitute cautionary statements identifying important factors with respect to such forward-looking statements, including certain risks and uncertainties, that could cause actual results to differ materially from those in such forward-looking statements.

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

During the fiscal year ended April 30, 1998, revenues from the sale of the fire alarm, communication systems and other building systems constituted approximately 55% of the Company's consolidated revenues.

FIRECOM LIFE SAFETY NET 2000 SYSTEM
-----------------------------------

The new Firecom LSN 2000 System represents the latest state-of-the-art technology available in Life Safety equipment. The Firecom LSN 2000 System integrates addressable and intelligent fire alarm sensing devices such as smoke detectors, manual fire alarm stations and sprinkler waterflow switches, and displays the status of these devices. This Firecom system includes a communication system consisting of amplifiers and loudspeakers for sounding alarms and paging from either a floor warden station or a fire command station. The newly designed LSN 2000 fire alarm and communication system, manufactured by Firecom, will be replacing the older 8500 System and is completely backward compatible to upgrade the older Firecom 8500 System as well as designed to meet the needs of the national market.

OTHER FIRE CONTROL AND COMMUNICATION SYSTEMS
--------------------------------------------

The Company designs, assembles and markets fire control systems other than the Firecom LSN 2000 System and the Firecom 8500 System. The Company does not manufacture the control unit for these systems. Additionally, the Company distributes other electronic building systems and equipment under OEM agreements for Uninterrupted Power Supplies.

SERVICE
-------

The Company's life safety systems are covered by a one-year warranty. In New York City the Company offers service contracts covering such systems during and after the warranty period. Several other companies compete with the Company for the servicing business. The Company's subsidiaries handle maintenance services for the Company `s products as well as products of other Life Safety equipment manufacturers.

For the fiscal year ended April 30, 1998, revenues earned from servicing systems constituted approximately 45% of the Company's consolidated revenues.

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

CUSTOMERS AND SUPPLIERS
-----------------------

The principal customers for the Company's fire alarm and communications systems are building owners and electrical contractors who install such systems.

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

EMPLOYEES
---------

As of June 30, 1998, the Company employed approximately 123 full-time employees, 28 of whom are salaried and 95 of whom are paid on an hourly basis. With the exception of the Company's 4 regional managers for its LSN 2000 System, all of its employees are located in the Woodside, New York facility. The Company believes its relationship with its employees is satisfactory and has not experienced work stoppages of a material nature.

BACKLOG
-------

As of April 30, 1998, the Company had a backlog for fire control and other systems of approximately $2,742,000, substantially all of which it anticipates completing in the current fiscal year. The backlog at April 30, 1997 was approximately $2,372,000.


ITEM 2.  PROPERTY
-----------------

The Company owns property and a building in Woodside, New York where it maintains manufacturing, sales, service and engineering operations. The two story building is fire resistant and approximately 16,000 square feet. The underlying property is approximately one acre.

As a result of the accounting treatment of the original bargain purchase of the Company, the value of the building and property is not reflected on the Company's Balance Sheet. A 1994 independent appraisal indicated a current value of the property of approximately $650,000. The Company leases a 5,000 square foot building in Woodside, New York, which it utilizes for additional warehouse space under a lease, which will expire on March 31, 1999. It has an annual average rent of $30,450. The Company also leases 1,000 square feet of additional space in Woodside, New York on a month-to-month basis, with an annual average rent of $14,400.


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



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------------------------------------------------------------

None

                                     PART II
                                     -------


ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SECURITY
-------------------------------------------------------------------
          HOLDER MATTERS
          --------------

         All share information has been restated giving effect to the distribution of Class A Common Stock (which is convertible on a share for share basis to Common Stock) which took place on December 17, 1997, and treats the Class A Common Stock as if converted to Common Stock. The only distinction between the two classes is that the Common Stock has one (1) vote per share and the Class A Common Stock has thirty (30) votes per share and generally cannot be transferred without conversion into Common Stock (see Note 10 in the accompanying "Notes to the Consolidated Financial Statements").

          (a) The Company's Common Stock is traded in the over-the-counter market. The following table shows the high and low bid quotations for the Company's Common Stock for the quarters indicated.

                                                           CLOSING BID

                                                       HIGH          LOW

Fiscal 1997:

     First quarter                                   $ .375        $ .344

     Second quarter                                    .532          .469

     Third quarter                                     .563          .535

     Fourth quarter                                    .563          .516

Fiscal 1998:

     First quarter                                   $ .563        $ .531

     Second quarter                                    .547          .50

     Third quarter                                     .656          .547

     Fourth quarter                                    .656          .585


 The above information was obtained from stock brokers and represent prices between dealers and do not include retail markups, markdowns or commissions and may not necessarily represent actual transactions.

          (b) As of June 30, 1998, there were 316 record holders of the Company's Common Stock, and 279 record holders of the Company's Class A Common Stock. The closing bid and asked prices for the Company's Common Stock on June 30, 1998 were $.51 and $.58 respectively.

          (c) The Company has not paid any cash dividends on its common stock to date, and the Company does not contemplate the payment of cash dividends in the foreseeable future. The Company's loan agreements prevent it from paying dividends. The Company's future dividend policy will depend on the earnings, capital requirements, financial condition and other factors considered relevant by the Company's Board of Directors. On June 11, 1997, the Board declared payable all cumulative dividends in arrears ($905,000) on the Company's Series A

Preferred Stock. This amount was paid on July 22, 1997. At that same time, all of this Preferred Stock was exchanged for the Company's Common Stock.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------------------------------------------------------------------
         AND RESULTS OF OPERATIONS
         -------------------------

RESULTS OF OPERATIONS
---------------------

          The following table sets forth items in the Consolidated Statements of Income as a percentage of sales:

                                           Relationship to Net Sales
                                         For the Years Ended April 30,
                                         -----------------------------

                                                 1998      1997
                                                 ----      ----

Net Sales                                       100.0%    100.0%
Cost of Sales                                    58.4      52.5
Selling, General and
  Administrative Expenses                        30.0      25.9
Research & Development                            4.8       4.7
                                               ------
Operating Income                                  6.8      16.9
Other Expense, net                                0.7       0.1
Income Tax Expense                                2.2       7.6
                                               ------    ------
Net Income                                        3.9       9.2
                                               ------    ------



1998 FISCAL YEAR COMPARED TO 1997 FISCAL YEAR
---------------------------------------------

Consolidated sales for the Company's operations decreased by approximately 8%. The decrease in revenues reflects the continued weakness in the New York City market place with regards to new construction of buildings and from intense competition for new or expanded contracts and a resulting adverse pressure on contract prices.

The backlog for our Life Safety and other systems totaled $2,742,000 at April 30, 1998, an increase of $370,000 from the backlog of April 30, 1997. Due to fluctuations in the Company's backlog for the year ended April 30, 1998, management remains cautious about predicting revenue in the next fiscal year. Orders continue to be booked on the Company's fire safety system being marketed outside of New York City, and management is encouraged about future growth in this product category.

Selling, general and administrative expenses for the year ended April 30, 1998 increased approximately $243,000 as compared to the year ended April 30, 1997 primarily due to increases in sales and marketing expense aimed at the Company's launching of its LSN 2000 System in the national market.

Research and development costs were $675,000 for the year ended April 30, 1998 as compared to $721,000 in the year ended April 30, 1997. These expenditures primarily reflect the development of the LSN 2000 System and the Company's commitment to provide its customers with state- of-the-art fire and life safety systems.

Operating income for the 1998 fiscal year was $960,000 as compared to $2,589,000 for fiscal 1997. The decrease in operating income of 63% resulted from the reduction in direct gross profit of approximately $900,000 from the decrease in net sales, the higher marketing and sales costs of approximately $280,000 associated with the introduction of the LSN 2000 System and expansion from New York City into the national market and an increase in bad debt expense of approximately $270,000.

Significant changes in balance sheet items from April 30, 1997 to April 30, 1998 are highlighted as follows:

     1: Cash increased by $1,739,000 (71%) primarily due to net income, the reduction in accounts receivable and the borrowing on the Revolving Loan. 2: Accounts Receivable decreased by $1,596,000 (37%) due to lower sales and an improvement in collections.
     3: Inventories increased by $237,000 (19%) primarily due to the material requirements for the LSN 2000 System.
     4: Deferred tax asset, net of deferred tax liability, increased by $140,000 (30%) due to an increase in expenses that are not currently tax deductible. 5: Prepaid expenses and other increased by $160,000, due to an increase in prepaid income taxes.
     6: Intangible assets increased due to the acquisition of certain assets from BRD Systems, Inc.
     7: Notes Payable (both current and long-term) decreased $171,000 (9%) resulting from reductions in debt from scheduled payments partially offset by an increase in debt due to the acquisition of certain assets from BRD Systems, Inc.
     8: Line of Credit increased by $500,000 due to borrowing on the Revolving Loan.
     9: Accrued expenses and other increased by $214,000 (24%), primarily due to an increase in deferred revenue.
     10: Accrued compensation increased $87,000 due to an increase in stock appreciation rights.
     11. The changes in Equity reflect the July 22, 1997 exchange for all of the Series A Preferred Stock having a liquidation preference of $1,437,000 for an aggregate of 2,299,200 shares of the Company's common stock and the payment of the cumulative dividends in arrears on this stock of approximately $905,000. 50% of the payment of the cumulative dividend was used to exercise warrants for 754,500 shares of the Company's common stock.

Interest expense for fiscal 1998 was $231,000, 175% more than fiscal 1997, primarily due to obligations incurred to repurchase Company stock and warrants from Norwood Venture Corp. on March 27, 1997.



LIQUIDITY
---------

Net cash provided from operations was $2,329,000. After taking into account funds used for the repayment of debt ($306,000), net common stock transactions ($452,000) and capital expenditures ($181,000), this resulted in a net increase in cash of $1,389,000. The Company has a revolving line of credit up to a maximum of $2,000,000 ($500,000 outstanding balance at April 30, 1998) and a first mortgage note of $325,000 at April 30, 1998. These notes are collateralized by substantially all of the Company's assets and are subject to certain covenants. There are restrictions on the payment of dividends in the Company's loan documents.

Availability under the terms of the revolver is based on eligible accounts receivable and inventory. The initial commitment for $2,000,000 under the terms of the revolving note is reduced by $500,000 each six months commencing October 1, 1999. As of April 30, 1998 the Company borrowed $500,000 against the line in order to support the working capital requirements of its national expansion.

During the fiscal year ending April 30, 1999 ("Fiscal 1999"), the Company intends to spend approximately $700,000 on research to develop new fire alarm and communication systems. These R & D expenditures will be financed from the Company's working capital and/or its line of credit.

On June 21, 1995, the Company signed a Stock Purchase Agreement to purchase 1,072,988 shares of the Company's $.01 par Value Common Stock held by certain members of the May family (the "Shareholders") at $.45 per share. Terms of the agreement provide for a cash payment in the amount of $174,448 and a five (5) year note in the amount of $308,397, bearing interest at 12% per annum. Interest is to be paid monthly. The principal is to be paid in five equal annual installments of $61,679. The Company's obligation under the note is collateralized by a pledge by the Company to the noteholder of 685,326 shares of the Company's Common Stock.

At the same time, the Company and the Shareholders entered into an Option and Escrow Agreement relative to an additional 1,072,988 shares of the Company's Common Stock (the "Option Shares"). Under the terms of this agreement, on September 1, 1998 each Shareholder has the right, but not the obligation, to require the Company to purchase, in whole or in part, his Option Shares (the "Put Option") at a price of $.55 per share. The Put Option is conditional upon the Company meeting certain financial targets, which the Company did not meet. The option date may be deferred at the option of the shareholder until September 1, 1999, provided, however, that the Company may waive the financial target requirement thirty (30) days prior to the option date. At any time under this agreement, the Company shall have the right, but not the obligation, to purchase all of the Option Shares, in whole or in part (the "Call Option") at a purchase price of $.625 per share. Payment for the Option Shares upon exercise of the Put or Call Option shall be one-half (1/2) in cash and one-half (1/2) with five (5) year notes bearing interest at prime plus 3%. The notes issued upon purchase of the Option Shares will be collateralized by a pledge by the Company of shares of its Common Stock.

On March 27, 1997, the Company signed a Purchase Agreement to purchase 1,166,662 shares of the Company's $.01 per value stock at $.70 per share and 1,500,004 warrants at $.525 per warrant held by Norwood Venture Corporation ("Norwood"). As part of the terms of purchase the Company issued to Norwood a six-year subordinated promissory note in the amount of $1,283,332 bearing interest at 10% per annum. Principal and interest totaling $71,755 is to be paid quarterly commencing June 27, 1997 through March 27, 2003 (see Notes 6 & 9 in the accompanying "Notes to the Consolidated Financial Statements").

The Company's net working capital was approximately $6,557,000 at April 30, 1998. While revenues from the New York City market, where the Company historically operated, continue to be weak, management believes that this weakness should be offset by the introduction of its new product into the national market. Management believes that it will be able to maintain adequate working capital and cash balances to meet the needs of the Company.






INFLATION
---------

The impact of inflation on the Company's contracts is not material since the Company's labor contracts are normally controlled by union contracts covering a period of two or more years. The current union contract expires June 30, 1999.


 .COMPUTER ISSUES FOR THE YEAR 2000
----------------------------------

As a provider of life safety systems which are computer based, the Company is aware of the potential problems the year 2000 could have on its computer systems and programs. The Company has completed a review of its computer systems and programs to determine which, if any, systems and programs are not capable of recognizing the year 2000. The Company has concluded that all of its systems and programs are year 2000 compliant. The computer system on which the accounting records are kept are in the process of being updated to be year 2000 compliant.

CAUTIONARY STATEMENTS
---------------------

Information or statements provided by the Company from time to time contain certain "forward-looking information" relating to such matters as liquidity, projected sales and anticipated margins. The cautionary statements made herein are being made pursuant to the Private Securities Litigation Reform Act of 1995 (the "Act") and with the intention of obtaining the benefits of the "safe harbor" provisions of the Act for any such forward-looking information. The Company cautions readers that any forward-looking information provided by the Company is not a guarantee of future performance and that actual results may differ materially from those in the forward-looking information as a result of various factors, including but not limited to the acceptance in what is a new market for the Company, the national market (historically, the vast majority of the Company's revenues have been derived from the New York City market) of the Company's newly-introduced line of safety products for the national market. The principal manufacturers against whom the Company expects to compete in the national market are generally better financed, have products accepted in the market and have long-established distribution and servicing networks. The Company's future growth is to a large extent dependent on being able to complete successfully against these competitors.


ITEM 7. FINANCIAL STATEMENTS
----------------------------

The consolidated financial statements and independent auditors' report required to be filed hereunder are indexed at Page F-1 and are incorporated herein by reference.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
-----------------------------------------------------

None.



                                    PART III
                                    --------
ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS,
----------------------------------------------------------------------
             COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
             -------------------------------------------------

NAME                               AGE                     OFFICE
-------------------------------------------------------------------------------

Paul Mendez                        55          Chairman of the Board, President
                                               and Director

Howard L. Kogen                    58          Executive Vice President

Antoine J. Sayour                  48          Senior Vice President

Jeffrey Cohen                      41          Vice President-Finance

Peter Barotz                       69          Director

Orhan I. Sadik-Khan                68          Director

Ronald A. Levin                    55          Director

Hilary B. Miller                   47          Director

Harry B. Levine                    62          Director

Directors hold office for a period of two years from the Annual Meeting of Shareholders at which they are elected or until their successors are duly elected and qualified. At the 1997 Annual Meeting, Mr. Mendez, Mr. Barotz and Mr. Miller were elected to serve until the 1999 Annual Meeting. At the 1996 Annual Meeting, Mr. Sadik-Khan, Mr. Ronald Levin and Mr. Harry Levine were elected to serve until the 1998 Annual Meeting.

Paul Mendez was elected a Director, Chairman of the Board and President on July 19, 1991. He is also employed as Vice President of Multiplex Electrical Services, Inc., a company which is engaged in the business of manufacturing, installing and servicing fire alarm systems in New York City.

Howard L. Kogen joined the Company as Vice President-Sales and Marketing in March 1984. He was appointed Executive Vice President and Chief Operating Officer in 1990.

Antoine J. Sayour joined the Company as Chief Engineer in 1984. He is now Senior Vice President of the Company and President of the Fire Service Subsidiary.

Jeffrey Cohen joined the Company as Vice President-Finance in September 1997. Prior to joining the Company, Mr. Cohen had been the Chief Financial Officer, for more than eight years, of an apparel manufacturing company headquartered in New Jersey.

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

ITEM 10. EXECUTIVE COMPENSATION
-------------------------------

The following table sets forth certain information with respect to cash compensation paid or accrued by the Company, for services rendered to the Company during the fiscal year ended April 30, 1998, to each of the executive officers of the Company whose aggregate remuneration exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

                                                               Long-Term
                           Annual Compensation                Compensation
Name and Principal        Fiscal                              Options/SAR
   Position               Year       Salary        Bonus        Awards
--------------------------------------------------------------------------------

Paul Mendez               1998     $200,000     $ 49,794         -0-
Chairman and              1997      200,000      184,031         -0-
President                 1996      150,000      223,731         -0-


Howard L. Kogen           1998     $140,000     $ 19,313         -0-
Executive Vice            1997      138,000       47,186         -0-
President                 1996      132,000       54,203         -0-


Antoine J. Sayour         1998     $122,955     $ 13,201         -0-
Senior Vice President     1997      118,420       32,267         -0-
                          1996      110,430       39,694         -0-







AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END
--------------------------------------------------------------
OPTION/SAR VALUES
-----------------



                                             NUMBER OF
                                             SECURITIES         VALUE OF
                                             UNDERLYING        UNEXERCISED
                                             UNEXERCISED       IN-THE-MONEY
                   SHARES                    OPTION/SAR'S      OPTIONS/SAR'S
                  ACQUIRED                   AT FY-END (#)     AT FY-END ($)
                     ON          VALUE       EXERCISABLE/      EXERCISABLE/
NAME              EXERCISE     REALIZED     UNEXERCISABLE     UNEXERCISABLE
----              --------     --------     -------------     -------------

Paul Mendez          -0-          -0-         1,000,000/       $281,461/
                                                  -0              -0

Howard L. Kogen      -0-          -0-           347,200/      $ 113,000
                                                 52,800       $  13,200

Antoine J. Sayour    -0-          -0-           249,600/      $  80,100/
                                                 50,400       $  12,600


STOCK OPTIONS
-------------

The Company adopted an Incentive and Non-Qualified Stock Option Plan (the "Plan") which provided for the granting of not more than 1,200,000 shares of Common Stock. The Plan is open to officers, directors and certain employees of the Company and will expire on April 30, 2001. Subject to the provisions of the Plan with respect to death, retirement and termination of employment, the maximum period during which each Option may be exercised may be fixed by the Board at the time each Option is granted but shall in no event exceed ten (10) years. Options for an aggregate of 1,114,000 shares of Common Stock at exercise prices ranging from $0.15 to $0.625 were outstanding under the Plan as of April 30, 1998.

Included in the aggregate outstanding were options to purchase 160,660 shares at $.625 per share issued during the fiscal year ended April 30, 1998. No options were exercised during the fiscal year. 60,000 options expired.

DIRECTORS' COMPENSATION AND SAR AWARDS
--------------------------------------

Directors of the Company who are not also executive officers of the Company receive an annual retainer of $12,000 plus $1,000 for each Board meeting they attend. In addition each director, other than Mr. Mendez, is granted the right to receive a cash payment equal to the increase in value of 40,000 shares of the Company's Common Stock from the date of their first election or appointment to the Board, and payable upon, the earliest to occur of various qualifying events. The Company may, at its sole option, defer payment for a maximum of 24 months from the date of a valid notice of exercise of these rights. The Company recorded a total liability of approximately $61,000 as of April 30, 1998 (versus an accrual of $55,000 at April 30, 1997) in respect of these rights.

Concurrently with the execution of Mr. Mendez' Employment Agreement, and as additional consideration thereunder, Mr. Mendez and the Company entered into a stock appreciation rights agreement pursuant to which Mr. Mendez was granted the right to receive, in cash, the appreciation value (the "Appreciation Rights") with respect to 1,000,000 shares of Common Stock. The Appreciation Rights are exercisable in pro rata installments over a five-year period and have initial value prices ("base prices") as follows: 400,000 Appreciation Rights have a base price of $.125 per share; 200,000 Appreciation Rights have a base price of $.25 per share; 200,000 Appreciation Rights have a base price of $.50 per share; and 200,000 Appreciation Rights have a base price of $.75 per share. Notwithstanding anything in the above agreement, Mr. Mendez shall not be entitled to receive any cash payment as a result of the exercise of Rights under the Agreement prior to May 1, 1996. The Company recorded a total liability of approximately $281,000 as of April 30, 1998 (versus a liability of $202,000 at April 30, 1997) in respect of these rights.
 .

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

The Company entered into a new employment agreement with Mr. Kogen effective May 1, 1994 and expiring April 30, 1999. In consideration of his services as Executive Vice President and Chief Operating Officer of the Company, (i) Mr. Kogen is to receive an annual salary of $129,000 effective May 1, 1994 and (ii) is entitled to annual increases of approximately 3% to a total of $145,000 effective on May 1, 1998 and (iii) will receive a bonus based on the Operating Income of the Company. Mr. Kogen's employment agreement also contains a six-month non-competition provision following the term of the agreement or any extension thereof.

The Company entered into a new employment agreement with Mr. Sayour effective May 1, 1994 and expiring April 30, 1999. In consideration of his services as Senior Vice President of the Company, (i) Mr. Sayour is to receive an annual salary of $106,430 effective May 1, 1994 and (ii) is entitled to annual increases of approximately $4,000 per year to a total of $122,857 effective on May 1, 1998 and (iii) will receive a bonus based on the Operating Income of the Company. Mr. Sayour's employment agreement also contains a six-month non-competition provision following the term of the agreement or any extension thereof.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
------------------------------------------------------------
         MANAGEMENT.
         ----------

The following table sets forth certain information as of June 30, 1998 (except for employee stock option information which is as of April 30, 1998) regarding
(i) the ownership of Common Stock of the Company by each person who is known to the management of the Company to have been the beneficial owner of more than 5% of the outstanding shares of the Company's Common Stock, (ii) the ownership interests of each present director, (iii) the ownership interests of the Chief Executive Officer and other executive officers of the Company whose total annual salary and bonus exceeded $100,000 during the fiscal year ended April 30, 1998 and (iv) the ownership interests of all directors and executive officers of the Company as a group.


Title of         Name and Address of      Position              Amount and Nature of    % of
Class             Beneficial Owner      With Company            Beneficial Ownership   Class
---------------------------------------------------------------------------------------------

Common Stock      Paul Mendez           Chairman of the Board     2,930,479(1)(2)     47.5%
$.01 par value    13 Coventry Road      Chief Executive Officer
                  Livingston,, NJ       and Director



                  Ildar Idris           None                        353,354(1)         5.7%
                  15 Horvath Strasse
                  Grfeling 8032,
                  West Germany

                  Carol Mendez          None                      1,164,250           18.9%
                  13 Coventry Road
                  Livingston, NJ

                  Howard L. Kogen       Executive Vice              366,500(3)         6.0%
                                        President

                  Antoine J. Sayour     Senior Vice                 269,900(4)         4.4%
                                        President

                  Orhan I. Sadik-Khan   Director                          1(1)         0%


                  Hilary B. Miller      Director                     12,000(5)         0.2%


                  Ronald A. Levin       Director                      -0-              --


                  Peter Barotz          Director                      -0-(1)           --

                  Harry B. Levine       Director                      -0-              --


                  All executive officers                          3,578,880(1)(2)(3)  58.0%
                  and directors as a                                       (4)(5)
                  group (5 persons)





Title of         Name and Address of    Position                Amount and Nature of    % of
 Class           Beneficial Owner       With Company            Beneficial Ownership    Class
----------------------------------------------------------------------------------------------------------------

Class A           Paul Mendez           Chairman of the Board     2,930,479(1)(2)      51.9%
Common Stock      13 Coventry Road      Chief Executive Officer
$.01 par value    Livingston,, NJ       and Director



                  Ildar Idris           None                        353,354(1)          6.3%
                  15 Horvath Strasse
                  Grfeling 8032,
                  West Germany

                  Carol Mendez          None                      1,164,250            20.6%
                  13 Coventry Road
                  Livingston, NJ

                  Howard L. Kogen       Executive Vice               19,300(3)          0.3%
                                        President

                  Antoine J. Sayour     Senior Vice                  20,300(4)          0.4%
                                        President

                  Orhan I. Sadik-Khan   Director                          1(1)           --

                  Hilary B. Miller      Director                     12,000(5)          0.2%

                  Ronald A. Levin       Director                        -0-              --

                  Peter Barotz          Director                        -0-(2)           --

                  Harry B. Levine       Director                        -0-              --


                  All executive officers                          2,982,080(1)(2)(3)   52.8%
                  and directors as a                                       (4)(5)
                  group (5 persons)


(1) Pursuant to a voting agreement with certain shareholders of the Company, Paul Mendez, Carol Mendez and the other parties thereto agreed that all shares of Common Stock held by Naomi Pollack, Nathan Barotz, Celia Barotz and Lam Investment Co. (the "Barotz Group"), Orhan Sadik-Khan, Dr. Ildar Idris, Karim Sadik-Khan, Janette Sadik-Khan, Karen Sadik-Khan, Jan Sadik-Khan and Kadria Sadik-Khan (the "Sadik-Khan Group"), Carol Mendez and Mr. Mendez shall be voted so that the Board of Directors of the Company shall consist of six persons elected by the holders of the Common Stock as follows: Mr. Sadik-Khan (or his designee), Mr. Barotz (or his designee), Mr. Mendez and three persons designated by Mr. Mendez.

(2) Includes 536,495 shares of Common Stock and 536,495 shares of Class A Common Stock (the "Option Shares") for which Paul Mendez has an irrevocable proxy to vote pursuant to an Option and Escrow Agreement, dated as of July 18, 1995 (the "Option and Escrow Agreement") between the Company and certain members of the May family (the "Selling Shareholders"). Under the terms of the Option and Escrow Agreement, each Selling Shareholder has the right, but no the obligation, to require the Company to purchase, on September 1, 1998, his or her Option Shares at a price of $.55 per share. This option is not exercisable at September

1, 1998 unless the Company waives a condition that certain financial targets be made for Fiscal 1998; if the Company decides not to waive this condition, the option will be deferred for one year. At any time under the Option and Escrow Agreement, the Company shall have the right, but not the obligation, to purchase all of the Option Shares at a purchase price of $.625 per share. Under the terms of the Option and Escrow Agreement, Mr. Mendez has an irrevocable proxy to vote the Option Shares until the termination of the agreement. See "Related Transactions."

(3) Includes 19,300 shares of Common Stock beneficially owned by Mr. Kogen with his wife as joint tenants and 347,200 shares of Common Stock underlying presently exercisable options.

(4) These shares include 20,300 shares of Common Stock beneficially owned by Mr. Sayour with his wife as joint tenants and 249,600 of Common Stock underlying presently exercisable options.

(5) These shares include 2,000 shares of Common Stock and 2,000 shares of Class A Common Stock which are owned by Mr. Miller's wife, as to which he disclaims beneficial ownership.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

On June 21, 1995, the Company signed a Stock Purchase Agreement to purchase 1,072,988 shares of the Company's $.01 par Value Common Stock held by certain members of the May family (the "Shareholders") at $.45 per share. Terms of the agreement provide for a cash payment in the amount of $174,448 and a five (5) year note in the amount of $308,397 bearing interest at 12% per annum. Interest is to be paid monthly. The principal is to be paid in five equal annual installments of $61,679. The Company's obligation under the note is collateralized by a pledge by the Company to the noteholder of 685,326 shares of the Company's Common Stock.

At the same time, the Company and the Shareholders entered into an Option and Escrow Agreement relative to the Option Shares. Under the terms of this agreement, on September 1, 1998 each Shareholder has the right, but not the obligation, to require the Company to purchase, in whole or in part, his Option Shares at a price of $.55 per share. The Put Option is conditional upon the Company meeting certain financial targets (see note 2 to tables appearing at Item 11, above). At any time under this agreement, the Company shall have the right, but not the obligation, to purchase all of the Option Shares, in whole or in part, at a purchase price of $.625 per share. Payment for the Option Shares upon exercise of the Put or Call Option shall be one-half (1/2) in cash and one-half (1/2) with a five (5) year note bearing interest at prime plus 3%. The notes issued upon purchase of the Option Shares will be secured by a pledge by the Company of shares of its Common Stock. The Shareholders executed irrevocable proxies to permit Mr. Paul Mendez, Chairman of the Company, to vote the Option Shares until the expiration of this agreement.

This agreement was entered into because management believed it represented a good value for the Company. Taking into consideration the Company's financial condition and the thinly traded nature of the stock, management believes that the price paid for the stock was reasonable. The Board of Directors secured a fairness opinion from an independent investment banker supporting the fairness of the transaction from the Company's point of view.

Multiplex Electrical Services, Inc.("Multiplex"), which is owned by the family of Paul Mendez, is one of 72 distributors of the LSN 2000. During the fiscal year the Company had sales of approximately $147,000 to Multiplex. Sale of the products to Multiplex was on the same terms as other distributors. The Company also purchased approximately $74,000 of product and engineering services from Multiplex. The Company believes the terms and conditions of such transactions were fair and reasonable.

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

          3(j) Certificate of Amendment to the Certificate of Incorporation ratified and adopted April 1, 1993 (incorporated by reference to Exhibit A to the Company's Proxy Statement for the Annual Meeting of Shareholders held on April 1, 1993)

          3(k) Certificate of Amendment to Certificate of Incorporation
               [incorporated by reference to Exhibit 3(I) to the Company's Report on Form 10-Q dated October 31, 1997].

          3(l) By-laws of the Company (incorporated by reference to Exhibit 3(f) to the Company's Registration Statement on Form S-18 (Commission File No. 2-87583-NY), filed on October 31, 1983].

          3(m) Amendment to the By-laws of the Company approved and adopted by the Company's Board of Directors on May 13, 1987 [incorporated by reference to Exhibit 3(i) to the Company's Annual Report on Form

               10-K for the fiscal year ended April 30, 1987].

          3(n) Amendment to the By-laws of the Company approved and adopted by the Company's Board of Directors on May 2, 1991 [incorporated by reference to Exhibit 3.1 to the Company's Report on Form 8-K dated May 3, 1991].

          4(a) Form of Common Stock Certificate [incorporated by reference to
               Exhibit 4 to Amendment No. 2 to the Company's Registration Statement on Form S-18 (Commission File No. 2-87583-NY) filed on January 16, 1984].

          10(a)Employment Agreement dated as of December 31, 1992 with Paul
               Mendez, and Amendment thereto dated March 28, 1995 [incorporated by reference to Exhibit 10(a) to the Company's Report on Form 8-K dated April 30, 1995].

          10(b)Stock Appreciation Rights Agreement dated as of December 31,
               1992 with Paul Mendez [incorporated by reference to Exhibit 10(b) to the Company's Report on Form 8-K dated April 30, 1993].

          10(c)Company's 1986 Incentive and Non-Qualified Stock Option Plan
               [incorporated by reference to Exhibit A to the Company's Proxy Statement for the Annual Meeting of Shareholders dated January 5, 1987].

          10(d)Employment Agreement dated May 1, 1994 between the Company and
               Howard Kogen and [incorporated by reference to Exhibit 10(e) to the Company's Report on Form 8-K dated April 30, 1994].

          10(e)Employment Agreement dated May 1, 1994 between the Company and
               Antoine J. Sayour and [incorporated by reference to Exhibit 10(f) to the Company's Report on Form 8-K dated April 30, 1994].

          10(f)Stock Purchase Agreement dated June 21, 1995 between the Company and Helen May, etal and [incorporated by reference to Exhibit 10(l) to the Company's Report on Form 10-K dated April 30, 1995].

          10(g)Option & Escrow Agreement dated July 14, 1995 between the
               Company and Helen May, etal and [incorporated by reference to
               Exhibit 10(m) to the Company's Report on Form 10-K dated April 30, 1995].

          10(h)Purchase Agreement dated as of March 27, 1997 between Norwood
               Venture Corporation and The Company and related subordinated promissory note (incorporated by reference to Exhibit 2.1 and 4.1 to the Company's Report on Form 8-K dated March 27, 1997].


        22    SUBSIDIARIES OF THE COMPANY

(b)     Reports on Form 8-K- NONE

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                                     FIRECOM, INC.


                                                        s/s Paul Mendez
Date: July 23, 1998                                  By
                                                       ------------------------
                                                       Paul Mendez, Chairman of
                                                       the Board, President and
                                                       Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.


Signature                                 Title                         Date

s/s Paul Mendez
------------------------------     Chairman of the Board,        July 23, 1998
Paul Mendez                        President and Chief
                                   Executive Officer

s/s Jeffrey Cohen
------------------------------     Vice-President-Finance,       July 23, 1998
Jeffrey Cohen                      Chief Financial Officer and
                                   Principal Accounting Officer

s/s Peter Barotz
------------------------------     Director                      July 23, 1998
Peter Barotz

s/s Hilary B. Miller
-------------------------------    Director                      July 23, 1998
Hilary B. Miller

s/s Ronald A. Levin
------------------------------     Director                      July 23, 1998
Ronald A. Levin

s/s Orhan I. Sadik-Khan
------------------------------     Director                      July 23, 1998
Orhan I. Sadik-Khan


Harry B. Levine                    Director                      July 23, 1998

                            FIRECOM, INC. AND SUBSIDIARIES

                          CONSOLIDATED FINANCIAL STATEMENTS
                                         AND
                            INDEPENDENT AUDITORS' REPORT

                                    APRIL 30, 1998

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

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS        F-8 - F-19

                             INDEPENDENT AUDITORS' REPORT



          The Board of Directors and Stockholders of
           Firecom, Inc. and Subsidiaries


          We have audited the accompanying consolidated balance sheet of Firecom, Inc. and Subsidiaries as of April 30, 1998, and the related consolidated statements of income, stockholders' equity and cash flows for the years ended April 30, 1998 and 1997.
          These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Firecom, Inc. and Subsidiaries as of April 30, 1998, and the consolidated results of their operations and their cash flows for the years ended April 30, 1998 and 1997, in conformity with generally accepted accounting principles.


                                       /s/  Rothstein, Kass & Company, P.C.



          Roseland, New Jersey
          June 19, 1998

                            FIRECOM, INC. AND SUBSIDIARIES

                              CONSOLIDATED BALANCE SHEET
                                    April 30, 1998

                                        ASSETS

          CURRENT ASSETS:
             Cash and cash equivalents            $4,204,000
             Accounts receivable, net of allowance
               for doubtful accounts of $400,000   2,744,000
             Inventories                           1,501,000
             Deferred tax asset                      673,000
             Prepaid expenses and other              140,000
                                                  ----------
                    Total current assets                          9,262,000

          PROPERTY, PLANT AND EQUIPMENT, net                        665,000

          INTANGIBLE ASSETS, less accumulated
            amortization of $38,000                                 122,000
                                                                -----------
                                                                $10,049,000
                                                                ===========

                         LIABILITIES AND STOCKHOLDERS' EQUITY

          CURRENT LIABILITIES:
             Current portion of notes payable     $    335,000
             Line of credit borrowing                  500,000
             Accounts payable                          756,000
             Accrued expenses and other              1,114,000
                                                  ------------
                    Total current liabilities                     2,705,000

          LONG-TERM LIABILITIES:
             Notes payable                           1,401,000
             Accrued compensation                      343,000
             Deferred tax liability                     67,000
                                                  ------------
                    Total long-term liabilities                   1,811,000

          MANDATORY REDEEMABLE COMMON STOCK                         590,000

          COMMITMENTS AND CONTINGENCIES

          STOCKHOLDERS' EQUITY:
             Preferred stock, par value $1,
              authorized 1,000,000 shares,
              none issued
             Common stock, par value $.01,
              authorized 30,000,000 shares,
              issued 7,140,113, outstanding
              6,109,119                                 71,000
             Class A common stock, par value
              $.01, authorized 10,000,000 shares,
              issued 6,738,263, outstanding
              5,707,269                                 67,000
             Capital in excess of par value          2,764,000
             Retained earnings                       3,267,000
                                                 -------------
                                                     6,169,000
             Less treasury stock, at cost,
               1,030,994 shares of Common stock
               and 1,030,994 shares of Class A
               common stock                          1,226,000
                                                 -------------
                    Total stockholders' equity                    4,943,000
                                                                -----------
                                                                $10,049,000
                                                                ===========

             See accompanying notes to consolidated financial statements.

                            FIRECOM, INC. AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF INCOME
                         Years Ended April 30, 1998 and 1997


                                              1998                1997
                                              ----                ----

          NET SALES:
             Product                    $    7,820,000      $    8,813,000
             Services                        6,325,000           6,523,000
                                        --------------      --------------
                                            14,145,000          15,336,000
                                        --------------      --------------

          COST OF SALES:
             Product                         4,604,000           4,896,000
             Services                        3,689,000           3,156,000
                                        --------------      --------------
                                             8,293,000           8,052,000
                                        --------------      --------------

          GROSS PROFIT                       5,852,000           7,284,000
                                        --------------      --------------

          OPERATING EXPENSES:
             Selling, general and
               administrative                4,217,000           3,974,000
             Research and development          675,000             721,000
                                        --------------      --------------
                    Total operating
                      expenses               4,892,000           4,695,000
                                        --------------      --------------

          INCOME FROM OPERATIONS               960,000           2,589,000
                                        --------------      --------------

          OTHER INCOME (EXPENSE):
             Interest income                   115,000              74,000
             Interest expense                 (231,000)            (84,000)
             Other                              15,000
                                        --------------      --------------
                                              (101,000)            (10,000)
                                        --------------      --------------

          INCOME BEFORE INCOME TAX
            EXPENSE                            859,000           2,579,000

          INCOME TAX EXPENSE                   305,000           1,170,000
                                        --------------      --------------

          NET INCOME                    $      554,000      $    1,409,000
                                        ==============      ==============

          NET INCOME APPLICABLE TO
            COMMON SHAREHOLDERS         $      554,000      $    1,295,000
                                        ==============      ==============

          NET INCOME PER COMMON SHARE
             Basic                      $          .05      $          .13
                                        ==============      ==============

             Diluted                    $          .05      $          .11
                                        ==============      ==============

          WEIGHTED AVERAGE NUMBER OF
            COMMON SHARES USED IN
            COMPUTING NET INCOME PER
            SHARE
             Basic                          11,130,000           9,643,000
                                        ==============      ==============


             Diluted                        12,236,000          11,493,000
                                        ==============      ==============

             See accompanying notes to consolidated financial statements.

                            FIRECOM, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         Years Ended April 30, 1998 and 1997




                                       SERIES A
                                    PREFERRED STOCK           COMMON STOCK
                                  ------------------       ------------------
                                  SHARES      AMOUNT       SHARES      AMOUNT
                                  ------      ------       ------      ------

     BALANCES,
      April 30, 1996               1,200   $ 1,437,000    5,162,339    $ 52,000

     PURCHASE OF
      TREASURY STOCK
      AND WARRANTS

     WARRANTS EXERCISED                                     249,999       2,000

     NET INCOME
                                 -------    ----------    ---------     -------

     BALANCES,
      April 30, 1997               1,200     1,437,000    5,412,338      54,000

     SERIES A
      PREFERRED STOCK
      DIVIDEND

     CONVERSION OF
      CLASS A
      COMMON STOCK
      TO COMMON
      STOCK                                                 200,925       2,000

     CONVERSION OF
      SERIES A
      PREFERRED STOCK
      TO COMMON
      STOCK                      (1,200)    (1,437,000)   1,149,600      11,000

     WARRANTS
      EXERCISED                                             377,250       4,000

     STOCK
      DIVIDEND -
      ISSUANCE
      OF CLASS
      A COMMON STOCK

     NET INCOME
                                 -------    ----------    ---------     -------

     BALANCES,
      April 30, 1998                -      $      -       7,140,113    $ 71,000
                                 =======    ==========    =========     =======




                              CLASS A COMMON STOCK  CAPITAL IN
                              --------------------   EXCESS OF     RETAINED
                               SHARES      AMOUNT    PAR VALUE     EARNINGS
                              ---------  ---------  ----------     --------

     BALANCES,
      April 30, 1996            -      $    -     $ 1,593,000     $ 2,278,000

     PURCHASE OF
      TREASURY STOCK
      AND WARRANTS                                  (788,000)

     WARRANTS
      EXERCISED                                        85,000          87,000

     NET INCOME                                                     1,409,000
                           ---------    --------   ----------       ---------

     BALANCES,
      April 30, 1997                                  890,000       3,687,000

     SERIES A
      PREFERRED
      STOCK
      DIVIDEND                                                      (905,000)

     CONVERSION
      OF CLASS A
      COMMON STOCK
      TO COMMON
      STOCK                (200,925)     (2,000)

     CONVERSION
      OF SERIES A
      PREFERRED
      STOCK TO
      COMMON
      STOCK                                         1,426,000

     WARRANTS
      EXERCISED                                       448,000

     STOCK DIVIDEND
      - ISSUANCE
      OF CLASS A
      COMMON STOCK         6,939,188      69,000                     (69,000)

     NET INCOME                                                       554,000
                           ---------    --------   ----------       ---------

     BALANCES,
      April 30, 1998       6,738,263     $67,000   $2,764,000      $3,267,000
                           =========    ========   ==========      ==========



                                      TREASURY STOCK
                                  ------------------------
                                  SHARES            AMOUNT              TOTAL
                                  ------            ------              -----

     BALANCES,
      April 30, 1996             447,663         $  (410,000)       $ 4,950,000

     PURCHASE OF
      TREASURY STOCK
      AND WARRANTS               583,331            (816,000)        (1,604,000)

     WARRANTS
      EXERCISED                                                          87,000

     NET INCOME                                                       1,409,000
                               ---------          -----------        ----------

     BALANCES,
      April 30, 1997           1,030,994          (1,226,000)         4,842,000

     SERIES A
      PREFERRED
      STOCK
      DIVIDEND                                                         (905,000)

     CONVERSION
      OF CLASS A
      COMMON STOCK
      TO COMMON
      STOCK

     CONVERSION
      OF SERIES A
      PREFERRED
      STOCK TO
      COMMON
      STOCK

     WARRANTS
      EXERCISED                                                         452,000

     STOCK DIVIDEND
      - ISSUANCE
      OF CLASS A
      COMMON STOCK             1,030,994

     NET INCOME                                                         554,000
                               ---------          -----------        ----------

     BALANCES,
      April 30, 1998           2,061,988         $(1,226,000)        $4,943,000
                               =========          ===========        ==========


             See accompanying notes to consolidated financial statements.

                            FIRECOM, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                         Years Ended April 30, 1998 and 1997

                                                     1998           1997
                                                     ----           ----

          CASH FLOWS FROM OPERATING ACTIVITIES:
             Net income                          $   554,000  $ 1,409,000
             Adjustments to reconcile net income
                to net cash provided by
                operating activities:
                   Depreciation and amortization     209,000      154,000
                   Provision for doubtful accounts   417,000      148,000
                   Amortization of loan fees          22,000       10,000
                   Deferred income tax credit       (140,000)     (91,000)
                   Increase (decrease) in cash
                     attributable to changes in
                     assets and liabilities:
                        Accounts receivable        1,254,000     (771,000)
                        Inventories                 (192,000)    (112,000)
                        Prepaid expenses and other   (58,000)     (71,000)
                        Accounts payable              64,000      185,000
                        Accrued expenses and other   214,000      (63,000)
                        Income taxes payable        (102,000)    (101,000)
                        Accrued compensation          87,000      152,000
                                                 -----------  -----------

          NET CASH PROVIDED BY OPERATING
             ACTIVITIES                            2,329,000      849,000
                                                 -----------  -----------

          CASH FLOWS FROM INVESTING ACTIVITIES:
             Purchases of property, plant, and
               equipment                            (181,000)    (203,000)
             Acquisition of business                (150,000)
                                                 -----------  -----------

          NET CASH USED IN INVESTING
             ACTIVITIES                             (331,000)    (203,000)
                                                 -----------  -----------

          CASH FLOWS FROM FINANCING ACTIVITIES:
             Repayment of notes payable             (306,000)    (112,000)
             Proceeds from line of credit borrowing  500,000
             Proceeds from the sale of common stock  452,000       87,000
             Payment for preferred stock dividends  (905,000)
             Payments for the purchase of
                treasury stock                                   (321,000)
                                                 -----------  -----------

          NET CASH USED IN FINANCING ACTIVITIES     (259,000)    (346,000)
                                                 -----------  -----------

          NET INCREASE IN CASH AND
             CASH EQUIVALENTS                      1,739,000      300,000

          CASH AND CASH EQUIVALENTS:
             Beginning of year                     2,465,000    2,165,000
                                                 -----------  -----------

             End of year                          $4,204,000   $2,465,000
                                                 ===========  ===========


             See accompanying notes to consolidated financial statements.

                            FIRECOM, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (CONTINUED)
                         Years Ended April 30, 1998 and 1997


                                                     1998           1997
                                                     ----           ----

          SUPPLEMENTAL DISCLOSURES OF
             CASH FLOW INFORMATION:
             Cash paid for interest during
                the year                         $   241,000  $    76,000
                                                 ===========  ===========

             Cash paid for income taxes during
                the year                         $   630,000  $ 1,244,000
                                                 ===========  ===========


          SUPPLEMENTAL DISCLOSURES OF NONCASH
             INVESTING AND FINANCING ACTIVITIES:

             Note payable issued for the purchase
                of treasury stock and warrants   $            $ 1,283,000
                                                 ===========  ===========

             Note payable issued for acquisition
                of business                      $   135,000  $
                                                 ===========  ===========

             Issuance of Class A Common Stock
                dividend                         $    69,000  $
                                                 ===========  ===========

             Conversion of Series A Preferred
                Stock to Common Stock            $ 1,437,000  $
                                                 ===========  ===========

             Conversion of Class A Common Stock
                to Common Stock                       $2,000  $
                                                 ===========  ===========


             See accompanying notes to consolidated financial statements.

                            FIRECOM, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          NOTE 1 -  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT
                    ACCOUNTING POLICIES:

                    NATURE OF BUSINESS -- Firecom, Inc. and Subsidiaries (the "Company") operate in the building products industry including the design, manufacture and service of fire safety systems and products. The Company sells its products and services to a variety of end users (i.e., building owners and managers) and contractors, primarily in the New York metropolitan area. None of the Company's customers exceed 10% of consolidated net sales. The majority of the Company's employees are employed under a union contract.

                    PRINCIPLES OF CONSOLIDATION -- The consolidated financial statements include the accounts of Firecom, Inc. and its wholly-owned subsidiaries, Fire Service, Inc., FRCM Case-Acme, Inc. and BRD FRCM Service, Inc. All intercompany balances and transactions have been eliminated in consolidation.

                    FAIR VALUE OF FINANCIAL INSTRUMENTS -- The fair value of the Company's assets and liabilities, which qualify as financial instruments under Statement of Financial Accounting Standards No. 107 "Disclosures about Fair Value of Financial Instruments," approximates the carrying amounts presented in the consolidated balance sheet.

                    CASH EQUIVALENTS -- Cash equivalents include all highly liquid instruments having a maturity of less than three months from the purchase date. Cash equivalents include certificates of deposit.

                    INVENTORIES - Inventories, which include material, labor and overhead costs, are stated at the lower of cost or market, with cost determined on the first-in, first-out (FIFO) method.

                    IMPAIRMENT OF LONG-LIVED ASSETS -- The Company periodically assesses the recoverability of the carrying amounts of long-lived assets, including intangible assets. A loss is recognized when expected undiscounted future cash flows are less than the carrying amount of the asset. The impairment loss is the difference by which the carrying amount of the asset exceeds its fair value.

                    PROPERTY, PLANT AND EQUIPMENT -- Property, plant and equipment are stated at cost and are being depreciated and amortized using the straight-line method over the estimated useful lives of the assets ranging from 5 to 15 years.

                    INTANGIBLE ASSETS -- Customer lists, software, drawings and design approvals are amortized using the straight-line method over the estimated useful lives of the assets ranging from three to five years.

                    ADVERTISING COSTS -- The Company expenses costs of advertising and promotion as incurred. Advertising expenses included in selling, general and administrative expenses for the years ended April 30, 1998 and 1997 were approximately $156,000 and $142,000, respectively.

                            FIRECOM, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          NOTE 1 -  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT
                    ACCOUNTING POLICIES (CONTINUED):

                    INCOME TAXES -- The Company complies with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires an asset and liability approach to financial reporting of income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce the deferred income tax assets to the amount expected to be realized.

                    REVENUE RECOGNITION -- Revenues related to manufacturing operations are recognized when goods are shipped. Revenues related to service contracts are recognized on a straight-line basis over the contract period.

                    The Company uses the percentage-of-completion method of accounting to determine income on its fire safety system contracts. The percentage-of-completion is determined by relating the total costs incurred to date to management's estimate of total contract costs. Revisions in estimates and projected losses on contracts are recognized in the period in which they become known.

                    EFFECT OF COMMON STOCK DIVIDEND -- All earnings per share information and all share information in these notes have been restated giving effect to the distribution of Class A Common Stock (which is convertible on a share for share basis to Common Stock) which took place on December 17, 1997 (see Note 10). The only distinction between the two classes is that the Common Stock has one (1) vote per share and the Class A Common Stock has thirty (30) votes per share and generally cannot be transferred without conversion into Common Stock. Unless otherwise indicated, all references to Common Stock and Class A Common Stock throughout these notes are collectively referred to as Common Stock.

                    NET INCOME PER COMMON SHARE -- Effective January 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128). SFAS No. 128 requires dual presentation of basic and diluted income per share for all periods presented. Basic income per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period.
                    Diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income of the Company. Prior period income per share information has been restated as required by SFAS No. 128.

                            FIRECOM, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          NOTE 1 -  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT
                    ACCOUNTING POLICIES (CONTINUED):

                    A reconciliation of the income and weighted-average shares used in both calculations follows:


                                             YEAR ENDED APRIL 30, 1998
                                             -------------------------

                                           Income       Shares        EPS
                                           ------       ------        ---
          Basic EPS
             Net income applicable
                to common shareholders  $   554,000    11,130,000    $ .05


          Effect of stock options and
             warrants                            --     1,106,000       --
                                        -----------    ----------    ------

          Diluted EPS
             Net income applicable to
               common shareholders      $   554,000    12,236,000    $ .05
                                        ===========    ==========    ======


                                             YEAR ENDED APRIL 30, 1997
                                             -------------------------

                                           Income       Shares        EPS
                                           ------       ------        ---

          Net income                    $ 1,409,000
             Less:  Preferred Stock
                dividend                   (114,000)
                                        -----------

          Basic EPS
             Net income applicable
                to common shareholders    1,295,000     9,643,000    $ .13

          Effect of stock options and
             warrants                            --     1,850,000     (.02)
                                        -----------    ----------    ------

          Diluted EPS
             Net income applicable to
                common shareholders     $ 1,295,000    11,493,000    $ .11
                                        ===========    ==========    ======


                    Unexercised employee stock options to purchase 160,660 shares of the Company's Common Stock as of April 30, 1998 were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the Company's Common Stock.

                            FIRECOM, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          NOTE 1 -  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT
                    ACCOUNTING POLICIES (CONTINUED):

                    USE OF ESTIMATES -- The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


          NOTE 2 -  ACQUISITION:

                    In June 1997, the Company entered into an agreement to purchase various assets totaling $285,200, of which $150,000 was paid upon closing and the balance of $135,200 is payable, in the form of a note, quarterly through August 2000, with interest at 10%.


          NOTE 3 -  INVENTORIES:

                    Inventories consist of the following at April 30, 1998:

                         Raw materials and sub-assemblies       $ 1,493,000
                         Work-in-process                              8,000
                                                                -----------

                                                                $ 1,501,000
                                                                ===========


          NOTE 4 -  PROPERTY, PLANT AND EQUIPMENT:

                    Property, plant and equipment consist of the following at April 30, 1998:

                         Leasehold improvements                 $   303,000
                         Machinery and equipment                    688,000
                         Furniture and fixtures                     497,000
                                                                -----------
                                                                  1,488,000
                         Less accumulated depreciation
                            and amortization                        823,000
                                                                -----------

                                                                $   665,000
                                                                ===========


                    The Company owns its headquarters building located in Woodside, New York. The building is approximately 16,000 square feet. Because of purchase accounting, it is carried at no value on the books of the Company.

                            FIRECOM, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          NOTE 5 -  ACCRUED EXPENSES AND OTHER:

                    Accrued expenses and other consist of the following at April 30, 1998:

                         Vacation                               $   240,000
                         Incentive compensation                     101,000
                         Payroll                                    118,000
                         Fringe benefits                            193,000
                         Deferred revenue                           103,000
                         Other                                      359,000
                                                                -----------

                                                                $ 1,114,000
                                                                ===========


          NOTE 6 -  NOTES PAYABLE:

                    Notes payable consist of the following at April 30, 1998:

                                                      Interest
                                                        Rate
                                                      --------

                    Note payable to May Family,
                      pursuant to Stock Purchase
                      Agreement, (See Note 9) in
                      annual installments of
                      $61,679, plus interest,
                      through June 2000                  12%    $   185,000

                    Note payable to Norwood Venture
                      Corp., pursuant to Purchase
                      Agreement, (See Note 9) in
                      quarterly installments of
                      $71,755, including interest,
                      through March 2003                 10%      1,118,000

                    First mortgage note payable in
                      monthly installments of $4,333,
                      plus interest, through July 1999
                      and collateralized by
                      substantially all of the Company's
                      assets                              10.2%     325,000

                    Note payable to BRD Systems, Inc.,
                      pursuant to acquisition of certain
                      assets, in quarterly installments
                      of $12,310, including interest,
                      through August 2000                10%        108,000
                                                                 ----------
                                                                  1,736,000
                    Less current portion                            335,000
                                                                 ----------

                                                                 $1,401,000
                                                                 ==========

                            FIRECOM, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



          NOTE 6 -  NOTES PAYABLE (CONTINUED):

               The notes are subordinated to the first mortgage note.

               Aggregate future principal payments are as follows:

                    Years ending April 30:
                      1999                                       $  335,000
                      2000                                          579,000
                      2001                                          307,000
                      2002                                          245,000
                      2003                                          270,000
                                                                   --------

                                                                 $1,736,000
                                                                 ==========

               The Company has a line of credit of up to $2,000,000 based on levels of eligible accounts receivable and inventories, with interest at the prime lending rate, which expires in July 1999. The balance outstanding at April 30, 1998 is $500,000. At April 30, 1998, the prime interest rate was 8.5%. The borrowing under the line of credit is collateralized by substantially all of the Company's assets.

               The line of credit and first mortgage note payable contain certain covenants.


          NOTE 7 -  STOCK OPTIONS, STOCK APPRECIATION RIGHTS AND WARRANTS:

               STOCK OPTIONS - The Company maintains a stock option plan (the "Plan") which expires April 30, 2001. The Common Stock reserved for issuance under the Plan is 1,200,000 shares. Information relating to the stock options under the Plan during the years ended April 30, 1998 and 1997 is as follows:

                                             Number             Per Share
                                             of Shares         Option Price
                                             ---------         ------------

                    Outstanding at April 30,
                      1996                     991,340             $.15-.30

                    Granted                   102,000                  .375
                    Expired                   (80,000)              .15-.30
                                             ---------            ---------

                    Outstanding at April 30,
                      1997                   1,013,340             .15-.375

                    Granted                    160,660                 .625
                    Expired                    (60,000)                .375
                                             ---------            ---------

                    Outstanding at April 30,
                      1998                   1,114,000            $.15-.625
                                             =========            =========

                    Exercisable at April 30,
                      1997                      662,460           $ .15-.30
                                             ==========           =========

                    Exercisable at April 30,
                      1998                      753,820           $.15-.375
                                             ==========           =========

               The exercise price of the above options approximated or exceeded fair market value at the date of grant.

                            FIRECOM, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



          NOTE 7 - STOCK OPTIONS, STOCK APPRECIATION RIGHTS AND WARRANTS (CONTINUED):

               The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation". The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plans. Had compensation cost for the plan been determined based on the fair value at the grant dates, consistent with SFAS No. 123, the Company's net income applicable to common shareholders and net income per share applicable to common shareholders would have been adjusted to the pro forma amounts indicated below:

                                                       Year Ended April 30,
                                                       --------------------
                                                         1998        1997
                                                       --------  ----------
                    Net income applicable to
                      common shareholders:
                      As reported                      $554,000  $1,295,000
                      Proforma                          543,000   1,292,000

                    Net income per share applicable
                      to common shareholders:
                      Basic, as reported                    .05         .13
                      Diluted, as reported                  .05         .11

                      Basic, pro forma                      .05         .13
                      Diluted, pro forma                    .04         .11

               The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1998 and 1997 respectively: risk-free interest rate of 6%; no dividend yield; expected lives of 10 years; and expected volatility of approximately 44% and 43%, respectively.

               STOCK APPRECIATION RIGHTS - The Company has stock appreciation rights agreements (SARs) with certain officers and directors which grants them the right to receive in cash the excess of the fair market value (FMV) of a common share over the base price (as defined in the agreements). The following summarizes the SARs, which have been adjusted to reflect the stock dividend (see Notes 1 and 10), at April 30, 1998:

                              Rights         Rights         Base
                              Granted        Exercisable    Price       FMV
                              -------        -----------    ------     -----

                      (A)     400,000        400,000       $.125        $.60
                      (A)     200,000        200,000         .25         .60
                      (A)     200,000        200,000         .50         .60
                      (A)     200,000        200,000         .75         .60
                      (B)      40,000         40,000         .47         .60
                      (B)      40,000         40,000         .60         .60
                      (B)     120,000        120,000         .14         .60

               (A) These rights have been granted pursuant to an agreement with the Chairman of the Board of the Company and are exercisable in pro rata installments over a five-year period. All unexercised rights will expire in December 2002.

                            FIRECOM, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          NOTE 7 - STOCK OPTIONS, STOCK APPRECIATION RIGHTS AND WARRANTS (CONTINUED):

               (B) These rights have been granted to directors upon their being elected to the Board of Directors.

               Selling, general and administrative expenses include charges of approximately $86,000 and $182,000 for the years ended April 30, 1998 and 1997, respectively, for compensation as a result of the SARs. As of April 30, 1998, 40,000 rights have been exercised amounting to approximately $30,000 pursuant to the SARs. At April 30, 1998, the Company has accrued compensation of approximately $343,000 as a result of the SARs.

               WARRANTS - In 1987, in connection with an acquisition, the Company issued warrants to purchase 1,000,000 shares of the Company's Common Stock with an exercise price, as amended, of $.60 per share. The warrants were exercisable beginning July 31, 1987 for a period of ten years of which warrants to purchase 754,000 shares of Common Stock were exercised on July 22, 1997. Upon redemption of the Series A Preferred Stock (See Note 8) by the Company, a proportionate number of the warrants terminated.

               As a result of repaying the convertible notes on July 8, 1994, the rights to purchase 2,666,666 shares of Common Stock were converted into warrants with an exercise price of $.175 per share. The warrants were exercisable immediately with 166,666 expiring quarterly beginning June 1995 through March 1999. As of April 30, 1998, warrants to purchase 1,166,662 shares of Common Stock were exercised, of which all were repurchased by the Company along with the remaining 1,500,004 warrants (See Note 9).


          NOTE 8 -  SERIES A PREFERRED STOCK:

               The Series A Preferred Stock was issued to a company owned by certain directors of the Company and was redeemable at the Company's option for $1,197.50 per share plus accrued dividends.

               On June 11, 1997, the Board of Directors declared payable all of the cumulative dividends in arrears on the Series A Preferred Stock which approximated $905,000. These dividends were paid on July 22, 1997. In addition, 50% of the payment was used to exercise warrants which would have expired July 31, 1997 (See Note 7), for the purchase of 754,500 shares of the Company's Common Stock.

               On July 22, 1997, the Company entered into a Stock Exchange Agreement for the exchange of all of the Series A Preferred Stock for an aggregate of 2,299,200 shares of the Company's Common Stock.

          NOTE 9 -  COMMON STOCK:

               On June 21, 1995, the Company signed a Stock Purchase Agreement to purchase 1,072,988 shares of the Company's $.01 par value Common Stock held by certain members of the May Family (the "Shareholders") at $.45 per share. Terms of the agreement provided for a cash payment in the amount of $174,448 and a five-year note in the amount of $308,397, bearing interest at 12% per annum. Interest is to be paid monthly. The principal is to be paid in five equal annual installments of $61,679. The Company's obligation under the note is collateralized by a pledge by the Company to the noteholder of 685,326 shares of the Company's Common Stock.

                            FIRECOM, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          NOTE 9 -  COMMON STOCK (CONTINUED):

               At the same time, the Company and the Shareholders entered into an Option and Escrow Agreement relative to an additional 1,072,988 shares of the Company's Common Stock (the "Option Shares"). Under the terms of this agreement, on September 1, 1998, the Shareholders have the right, but not the obligation, to require the Company to purchase, in whole or in part, their Option Shares (the "Put Option") at a price of $.55 per share. The Put Option is conditional upon the Company meeting certain financial targets, which
               the Company has not met.   The option date may be deferred
               at the option of the shareholder until September 1, 1999, provided, however, that the Company may waive the financial target requirement thirty (30) days prior to the option date. At any time under this agreement, the Company shall have the right, but not the obligation, to purchase all of the Option Shares, in whole or in part (the "Call Option") at a purchase price of $.625 per share. Payment for the Put Option or the Call Option shall be one-half (1/2) in cash and one-half (1/2) with five-year notes bearing interest at prime plus 3%. The notes issued upon purchase of the Option Shares will be collateralized by a pledge by the Company of shares of its Common Stock. The Shareholders delivered to the Company irrevocable proxies to permit Mr. Paul Mendez, Chairman of the Company, to vote the Option Shares until the expiration of this agreement.

               On March 27, 1997, the Company signed a Purchase Agreement to purchase 1,166,662 shares of the Company's $.01 par value Common Stock at $.70 per share and 1,500,004 warrants at $.525 per warrant held by Norwood Venture Corp. (See Note
               7). The terms of the agreement provide for a cash payment in the amount of $320,833 and a six-year subordinated promissory note in the amount of $1,283,332, bearing interest at 10% per annum. Principal and interest totaling $71,755 is to be paid quarterly through March 2003. The note also contains certain financial covenants.


          NOTE 10 - STOCK DIVIDEND:

               The Company approved an amendment of the Corporation's Certificate of Incorporation to (i) authorize new Class A Common Stock consisting of 10,000,000 shares and having thirty (30) votes per share and (ii) to increase the aggregate number of shares of Common Stock the Corporation is authorized to issue from 10,000,000 to 30,000,000.

               The Company declared a share dividend on its Common Stock, par value $.01 per share (the "Common Stock"), payable in shares of the newly authorized Class A Common Stock, par value $.01 per share (the "Class A Common Stock"), at the rate of one share of the Class A Common Stock for each share of the Common Stock issued at the close of business on December 5, 1997. The dividend shares were issued on December 17, 1997.

               The Class A Common Stock, which was authorized by shareholders of the Company at an annual meeting held on November 18, 1997, entitles the holders to vote together with the holders of the Common Stock as a single class and to cast thirty (30) votes per share. Shares of the Class A Common Stock are non-transferable, but convertible at any time at the option of the holder into the Company's regular Common Stock. The Class A Common Stock participates in the earnings of the Company on the same basis as the Common Stock.

                         FIRECOM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          NOTE 11 - PENSION PLAN CONTRIBUTIONS:

               The Company makes contributions to a union-sponsored multi-employer defined contribution pension plan based on the wages paid to union employees covered under union contracts. Contributions to the multi-employer plan amounted to approximately $108,000 and $82,000 in 1998 and 1997, respectively. The Company has no intention of withdrawing from the plan nor has the Company been informed that there is any intention to terminate the plan.


          NOTE 12 - INCOME TAXES:

               The provision for income taxes consists of the following:

                                                      Year Ended April 30,
                                                  -------------------------

                                               1998                  1997
                                             ---------          -----------

                    Current:
                      Federal                $ 215,000          $   757,000
                      State and City           230,000              504,000
                                             ---------          -----------
                                               445,000            1,261,000
                                             ---------          -----------

                    Deferred:
                      Federal                  (81,000)            (54,000)
                      State and City           (59,000)            (37,000)
                                             ---------           ----------
                                              (140,000)            (91,000)
                                             ----------          ----------

                         Total               $ 305,000           $1,170,000
                                             =========           ==========



               The following reconciles the Federal statutory rate to the effective income tax rate:

                                                         1998        1997
                                                       -------     --------
                    Computed tax expense at
                      Federal statutory rate             34%            34%
                    State and city provision,
                      net of Federal tax                 13             12
                    Increasing research activities
                      tax credit                         (7)
                    Other                                (4)            (1)
                                                        -------     -------

                                                         36%            45%
                                                        =======     =======

                            FIRECOM, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          NOTE 12 - INCOME TAXES (CONTINUED):

               The components of the Company's deferred tax asset and liability at April 30, 1998 are as follows:

                    Deferred tax assets:
                         Allowance for doubtful accounts          $ 184,000
                         Stock appreciation rights                  158,000
                         Accrued incentive compensation              29,000
                         Inventories                                116,000
                         Vacation and other fringe benefits         173,000
                         Other                                       13,000
                                                                  ---------
                                                                    673,000
                      Deferred tax liability, tax depreciation
                       in excess of book depreciation                67,000
                                                                  ---------

                    Net deferred tax asset                        $ 606,000
                                                                  =========

               No valuation allowance was deemed necessary at April 30, 1998 as the Company believes that it is more likely than not that the deferred tax asset will be fully realized based on current projections of future taxable income.

          NOTE 13 - COMMITMENTS AND CONTINGENCIES:

               The Company has certain employment agreements with key executives expiring through April 2000. Aggregate annual compensation under these agreements approximates $470,000.

               In connection with the purchase of certain assets (See Note
               2), the Company entered into a Consulting and Non-competition Agreement with the President of the Company from whom the assets were acquired, and have continuing payment requirements of $25,000 per quarter through September 2000.

               Various lawsuits and claims arising in the ordinary course of business have been instituted against the Company. While the ultimate effects of such litigation cannot be determined at the present time, it is management's opinion, based on the advice of legal counsel, that any liabilities resulting from the actions would not have a material effect on the Company's consolidated financial position, consolidated results of operations or consolidated cash flows.

          NOTE 14 - CONCENTRATION OF CREDIT RISK:

               The Company's cash and cash equivalents, including certificates of deposit of approximately $1,310,000, are maintained in a financial institution, and at times exceed the Federal Deposit Insurance Corporation coverage of $100,000. Management regularly monitors the financial condition of the financial institution in order to keep the potential risk to a minimum.

                            FIRECOM, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          NOTE 15 - SUBSEQUENT EVENT

               On May 6, 1998, the Board of Directors authorized a stock option plan for qualified distributors of the Company's products, who make average annual equipment purchases over a three-year period of at least $100,000. Distributors may be granted an option for one share of common stock for each $10 of average annual equipment purchases, with an exercise price equal to the market price of the stock on the date of grant.

                              EXHIBIT INDEX


           Exhibit         Description
           -------         -----------

            27.1           Financial Data Schedule to Form 10-KSB
                           dated April 30, 1998

            27.2           Restated Financial Data Schedule to
                           Form 10-KSB dated April 30, 1997

            27.3           Restated Financial Data Schedule to
                           Form 10-KSB dated April 30, 1996