Form 10QSB
period 1998-07-31
FIRECOM INC
filed 1998-09-15
CIK 732248

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
--------------------------------------------------------------------------------


                  FORM 10-QSB-QUARTERLY OR TRANSITIONAL REPORT


     (Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

      For the quarterly period ended July 31, 1998


                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.




                         COMMISSION FILE NUMBER 0-12873
                                                -------


                                  FIRECOM, INC.
--------------------------------------------------------------------------------
              (Exact name of Small Business Issuer in its charter)



         New York                                         13-2934531
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

39-27 59th Street, Woodside, New York                          11377
---------------------------------------                      ----------
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



As of September 10, 1998, the Registrant had 5,644,094 shares of Common Stock outstanding, and 5,099,304 shares of Class A Common Stock outstanding.

                                      INDEX
                                      -----
                                                                    PAGE NO.
                                                                    --------


         Safe Harbor Statement                                         3

PART I    FINANCIAL INFORMATION

         Item 1: Financial Statements
              Consolidated Balance Sheet-July 31, 1998                 4-5

              Consolidated Statements of Income-
               Three Months Ended July 31, 1998 and 1997               6

              Consolidated Statements of Cash Flows-
               Three Months Ended July 31, 1998 and 1997               7

              Notes to Consolidated Financial Statements               8-11


         Item 2: Management's Discussion and Analysis
                 of Financial Condition and Results
                 of Operations                                        11-12


PART II  OTHER INFORMATION                                            12-13

                        SAFE HARBOR STATEMENT UNDER THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Form 10-Q for the quarter ended July 31, 1998 contains certain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," "should" or "continue" or the negative thereof or other variations thereon or comparable terminology. The matters set forth under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations - Cautionary Statements" herein constitute cautionary statements identifying important factors with respect to such forward-looking statements, including certain risks and uncertainties, that could cause actual results to differ materially from those in such forward-looking statements.

                         FIRECOM, INC. AND SUBSIDIARIES
                         ------------------------------

                           CONSOLIDATED BALANCE SHEET
                                   (unaudited)





                                  JULY 31, 1998
                                  -------------



ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                      $ 4,332,000
       Accounts receivable,  net of allowance for
          doubtful accounts of $500,000.                              3,026,000
       Inventories                                                    1,761,000
       Deferred tax asset                                               673,000
       Prepaid expenses and other                                        86,000
                                                                    -----------


         Total current assets                                       $ 9,878,000
                                                                    -----------



FIXED ASSETS


       PROPERTY, PLANT AND EQUIPMENT                                $ 1,508,000
           Less:  Accumulated Depreciation &
                    Amortization                                        870,000
                                                                    -----------

         Total Fixed Assets                                         $   638,000
                                                                    -----------

OTHER ASSETS

       Intangible assets, less accumulated
          amortization of $49,000                                   $   111,000
                                                                    -----------

                  TOTAL ASSETS                                      $10,627,000
                                                                    ===========

                         FIRECOM, INC. AND SUBSIDIARIES
                         ------------------------------

                           CONSOLIDATED BALANCE SHEET
                                   (unaudited)



                                  JULY 31, 1998
                                  -------------


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

 Current portion of notes payable                                   $   601,000
 Accounts payable                                                     1,025,000
 Revolving Loan - Chase Bank                                            500,000
 Accrued expenses                                                     1,371,000
                                                                      ---------

     Total current liabilities                                      $ 3,497,000
                                                                    -----------



LONG-TERM LIABILITIES:

 Notes payable                                                      $ 1,007,000
 Accrued compensation                                                   300,000
 Deferred tax liability                                                  67,000
                                                                    -----------

    Total Long-Term liabilities                                     $ 1,374,000
                                                                    -----------


MANDATORY REDEEMABLE COMMON STOCK                                       590,000
                                                                    -----------

SHAREHOLDERS' EQUITY

Preferred Stock, par value $1; authorized 1,000,000
 shares, none issued                                                $     - 0 -
Common Stock, par value $.01:  Authorized 30,000,000
 shares. Issued: 7,211,583  Outstanding:  6,180,589                      72,000

Class A Common Stock, par value $.01: Authorized
 10,000,000 shares. Issued: 6,666,793
 Outstanding:  5,635,799                                                 66,000

Additional Paid-In Capital                                            2,764,000
Retained Earnings                                                     3,490,000
                                                                    -----------
             Sub-Total                                              $ 6,392,000

Less:  Treasury Stock, at cost, 1,030,994 shares of
  both Common and Class A                                             1,226,000
                                                                    -----------


    Total Shareholders' Equity                                      $ 5,166,000
                                                                    -----------

                  TOTAL LIABILITIES & EQUITY                        $10,627,000
                                                                    ===========

                         FIRECOM, INC. AND SUBSIDIARIES
                         ------------------------------

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                                         THREE MONTHS ENDED
                                                         ------------------
                                                                JULY 31
                                                                -------
                                                         1998            1997
                                                         ----            ----

NET SALES:
  Product                                            $ 2,574,000    $ 1,456,000
  Service                                              1,644,000      1,550,000
                                                     -----------    -----------
         Total Sales                                   4,218,000      3,006,000
                                                     -----------    -----------

COST OF SALES:
  Product                                              1,934,000        999,000
  Service                                                785,000        779,000
                                                     -----------    -----------
     Total Cost of Sales                               2,719,000      1,778,000
                                                     -----------    -----------

GROSS PROFIT                                           1,499,000      1,228,000
                                                     -----------    -----------

OPERATING EXPENSES:
Selling, general and administrative                      979,000      1,010,000
Research and development                                 136,000        153,000
                                                     -----------    -----------
      Total operating expenses                         1,115,000      1,163,000
                                                     -----------    -----------

INCOME FROM OPERATIONS                                   384,000         65,000
                                                     -----------    -----------
OTHER INCOME (EXPENSE)
Interest income                                           53,000          4,000
Interest expense                                         (56,000)       (51,000)
Other                                                     40,000          3,000
                                                     -----------    -----------
     Total Other Income (Expense)                         37,000        (44,000)
                                                     -----------    -----------

INCOME BEFORE INCOME TAX                                 421,000         21,000

INCOME TAX EXPENSE                                       198,000         10,000
                                                     -----------    -----------

NET INCOME                                           $   223,000    $    11,000
                                                     ===========    ===========


NET INCOME APPLICABLE TO
COMMON SHAREHOLDERS                                  $   223,000    $    11,000

NET INCOME PER COMMON SHARE:
         Basic                                       $       .02    $       .00
         Diluted                                     $       .02    $       .00
WEIGHTED AVERAGE NUMBER OF
SHARES USED IN COMPUTING EPS:
         Basic                                        11,816,000      9,061,000
         Diluted                                      12,256,000     11,575,000

                         FIRECOM, INC. AND SUBSIDIARIES
                         ------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                         THREE MONTHS ENDED
                                                         ------------------
                                                                JULY 31
                                                                -------
                                                         1998            1997
                                                         ----            ----


CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                            $   223,000    $   11,000

Adjustments to reconcile net income to
 net cash used in operating activities:
  Depreciation and amortization                            58,000        35,000
  Provision for doubtful accounts                         100,000        63,000
Increase (decrease) in cash attributable
 to changes in assets and liabilities:
         Accounts receivable                             (382,000)      475,000
         Inventories                                     (260,000)     (411,000)
         Other current assets                              54,000       (52,000)
         Accounts payable                                 269,000       (71,000)
         Accrued expenses                                 257,000      (697,000)
         Accrued compensation                             (43,000)       (6,000)
                                                      -----------    ----------


NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                                    276,000      (653,000)
                                                      -----------    ----------

CASH FLOWS USED IN INVESTING ACTIVITIES:

Capital expenditures                                      (20,000)      (57,000)
                                                      -----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayment of notes payable                               (128,000)      118,000)
Proceeds from line of credit borrowing                      -0-         500,000
Preferred Stock Dividend                                    -0-        (905,000)
Proceeds from stock issue                                   -0-         452,000
                                                      -----------    ----------


NET CASH USED IN FINANCING ACTIVITIES                    (128,000)      (71,000)
                                                      -----------    ----------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                    128,000      (781,000)


CASH AND CASH EQUIVALENTS:

  Beginning of year                                     4,204,000     2,465,000
                                                      -----------    ----------


  End of three months                                 $ 4,332,000    $1,684,000
                                                      ===========    ==========

                         FIRECOM, INC. AND SUBSIDIARIES
                         ------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)




NOTE 1: ACCOUNTING POLICIES:

The accounting policies followed by the Company are set forth in Note 1 of the Company's financial statements on Form 10-KSB for the fiscal year ended April 30, 1998.

In the opinion of management the accompanying consolidated financial statements contain the necessary adjustments, all of which are of a normal and recurring nature, to present fairly Firecom Inc. and its subsidiaries' financial position at July 31, 1998 and the results of operations for the three months ended July 31, 1998 and 1997, and cash flows for the three months ended July 31, 1998 and 1997.

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

Certain reclassifications were made in the 1997 financial statements to conform to the classifications used in the 1998 financial statements.


NOTE 2: INVENTORIES

Inventories consist of the following at July 31, 1998:

      Raw materials and sub-assemblies                     $1,753,000
      Work-in-process                                           8,000
                                                           ----------
                                                           $1,761,000
                                                           ==========


NOTE 3: PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following at July 31, 1998:

      Leasehold improvements                               $  306,000
      Machinery and equipment                                 705,000
      Furniture and fixtures                                  497,000
                                                           ----------
                                                           $1,508,000
         Less accumulated depreciation and amortization       870,000
                                                           ----------
                                                           $  638,000
                                                           ==========

NOTE 4: NOTES PAYABLE

     The Company's long-term debt consists of the following at July 31, 1998:

     Notes payable to banks and other:
          First mortgage note payable                     $   312,000
          Note payable to Norwood Venture                   1,075,000
          Note payable to May Family                          123,000
          Other note payable                                   98,000
                                                          -----------
                                                          $ 1,608,000
               Less current portion                           601,000
                                                          -----------
                                                          $ 1,007,000
                                                          ===========

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

A reconciliation of the income and weighted-average shares used in both calculations follows:

                                 Periods ended July 31, 1998
                                 ---------------------------
                                         Three Months
                         -------------------------------------------
                         Income               Shares            EPS
                         ------               ------            ---
Basic EPS                $223,000           11,816,000          $.02

Effect of
  Stock options             -                  440,000           -0-
                         --------           ----------          ----

Diluted EPS              $223,000           12,256,000          $.02
                         --------           ----------          ----


                                 Periods ended July 31, 1997
                                 ---------------------------
                                         Three Months
                         ------------------------------------------
                         Income               Shares            EPS
                         ------               ------            ---

Basic EPS                $ 11,000            9,061,000         $.00

Effect of
  Stock options
  and warrants               -               2,514,000          -0-
                         ---------          ----------         ----

Diluted EPS              $ 11,000           11,575,000         $.00
                         --------           ----------         ----

Unexercised employee stock options and warrants to purchase 160,660 shares of the Company's common stock as of July 31, 1998 were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the Company's common stock during the respective periods.



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

At the same time, the Company and the Shareholders entered into an Option and Escrow Agreement relative to an additional 1,072,990 shares of the Company's common stock (the "Option Shares"). (See Note 9: Subsequent Event for information regarding the repurchase of the Option Shares by the Company in September, 1998).

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


NOTE 7: COMMITMENTS AND CONTINGENCIES:

On December 31, 1992, the Company entered into an employment agreement with the Chairman of the Company, which was amended on March 28, 1995, providing for base salary plus incentive compensation and fringe benefits as defined in the agreement, through April 30, 2000. At July 31, 1998, the Company has accrued $246,000 of incentive compensation and $142,000 of accrued fringe benefits.

In connection with the purchase of certain assets, the Company entered into a Consulting and Non-competition Agreement with the President of the Corporation from whom the assets were acquired, and have continuing payment requirements of $25,000 per quarter through September 2000.


NOTE 8: STOCK DIVIDEND:

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

NOTE 9: SUBSEQUENT EVENT:

On September 2, 1998 the Company signed a Stock Purchase Agreement to purchase 536,494 shares of the Company's $.01 par value common stock and an equal number of shares of class A common stock held by certain members of the May family (the "Shareholders") at $.575 per share. These shares were covered under the Option and Escrow Agreement (see Note 6). Terms of the agreement provide for a cash payment in the amount of $308,485 and a five (5) year note in the amount of $308,485, bearing interest at 11.5% per annum. The principal is to be paid in five equal installments of $61,697. The Company's obligation under the note is collateralized by a pledge by the Company to the noteholders of 536,494 shares of the Company's common stock.




               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                   (unaudited)

--------------------------------------------------------------------------------



LIQUIDITY

Net cash provided by operations for the three months ended July 31, 1998 was $276,000 primarily due to the profit earned in the quarter. The increases in accounts receivable and inventories were offset by the increases in accounts payable and accrued expenses. The Company's revolving financing agreement with a major New York bank provides the Company with a revolving line of credit not to exceed $2 million (there was an outstanding balance of $500,000 as of July 31, 1998) and a first mortgage note (the balance was $312,000 as of July 31, 1998). These loan facilities are collateralized by substantially all of the Company's assets and are subject to certain covenants.

Availability of funds under the terms of revolving line of credit is based on eligible accounts receivable and inventory. The initial commitment for $2 million, under the terms of the note, is reduced by $500,000 each six months commencing on October 1, 1999.

Management believes that it will be able to maintain adequate working capital and cash balances to meet its current needs.



RESULTS OF OPERATIONS

Consolidated sales and net income for the quarter ended July 31, 1998 were $4,218,000 and $223,000 respectively as compared to $3,006,000 and $11,000 for the quarter ended July 31, 1997. Sales increased by 40% during the three months ending July 31, 1998 versus the same period last year. These higher sales reflect the higher backlog of orders as of April 30, 1998 versus the same period in 1997 and the increase in subcontract work taken.

Gross profit percentage for the three months ended July 31, 1998 was 35.5% as compared to 40.9% for the three months ended July 31, 1997. The decrease in gross profit percentage was primarily due to an increase in new construction jobs and subcontracting, which have a lower gross profit percentage.

Operating income for the three months ended July 31, 1998 was $384,000 as compared to $65,000 for the three months ended July 31, 1997. As a percentage of revenue, the operating income for the three months ended July 31, 1998 was 9.1% versus 2.2% in the same period in 1997. The increase in operating income and its percentage to revenue was primarily due to the increase in revenues.

The Company's backlog for its life safety and other systems totaled $2,808,000 at July 31, 1998 as compared to $2,742,000 at April 30, 1998. Due to fluctuations in the Company's backlog, management remains cautious about predicting revenue in the fiscal year. Orders continue to be booked on the Company's fire safety system being marketed outside of New York City, and management is very encouraged about future growth in this product category.




Significant changes in balance sheet items from April 30, 1998 to July 31, 1998 are highlighted as follows:

     1: Accounts receivable increased due to increased sales.

     2: Inventories increased as a result of stocking requirements for the National Product.

     3: The decrease in prepaid expenses and other reflects a reduction in prepaid income taxes due to an increase in accrued corporate taxes.

     4: The increase in accounts payable and accrued expenses reflect an increase in inventory purchases and subcontracting costs.

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





     PART II

     Item 1. Legal Proceedings - None

     Item 2. Exhibits and Reports on Form 8-K - None

                                   SIGNATURES



                                                           Firecom, Inc.
                                                           -------------



Dated:        September 14, 1998                     /s/ Jeffrey Cohen
              ------------------                 ----------------------------
                                                 Jeffrey Cohen
                                                 Vice President-Finance,
                                                 Chief Financial Officer, and
                                                 Principal Accounting Officer

                                 EXHIBIT INDEX


EXHIBIT
-------

EXHIBIT 27.1  FINANCIAL DATA SCHEDULE TO FORM 10-QSB DATED
              JULY 31, 1998

EXHIBIT 27.2 RESTATED FINANCIAL DATA SCHEDULE TO FORM 10-QSB DATED JANUARY 31, 1998

EXHIBIT 27.3 RESTATED FINANCIAL DATA SCHEDULE TO FORM 10-QSB DATED OCTOBER 31, 1997

EXHIBIT 27.4  RESTATED FINANCIAL DATA SCHEDULE TO FORM 10-QSB DATED
              JULY 31, 1997

EXHIBIT 27.5 RESTATED FINANCIAL DATA SCHEDULE TO FORM 10-QSB DATED JANUARY 31, 1997

EXHIBIT 27.6 RESTATED FINANCIAL DATA SCHEDULE TO FORM 10-QSB DATED OCTOBER 31, 1996

EXHIBIT 27.7  RESTATED FINANCIAL DATA SCHEDULE TO FORM 10-QSB DATED
              JULY 31, 1996