Form 10QSB
period 1998-10-31
FIRECOM INC
filed 1998-12-14
CIK 732248

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
--------------------------------------------------------------------------------


FORM 10-QSB-QUARTERLY OR TRANSITIONAL REPORT


(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

      For the quarterly period ended October 31, 1998


                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.




                         COMMISSION FILE NUMBER 0-12873
                                                -------


                                  FIRECOM, INC.
--------------------------------------------------------------------------------

              (Exact name of Small Business Issuer in its charter)



         New York                                      13-2934531
----------------------------------                     ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

39-27 59th Street, Woodside, New York                    11377
-------------------------------------                    -----
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



As of November 30, 1998, the Registrant had 6,185,190 shares of Common Stock outstanding, and 5,094,703 shares of Class A Common Stock outstanding.

                                      INDEX
                                      -----



                                                                  PAGE  NO.
                                                                  ---------




         Safe Harbor Statement                                       3

PART I    FINANCIAL INFORMATION

         Item 1: Financial Statements
              Consolidated Balance Sheet-October 31, 1998            4-5

              Consolidated Statements of Income-
              Six Months and Three Months Ended
              October 31, 1998 and 1997                              6

              Consolidated Statements of Cash Flows-
              Six Months Ended October 31, 1998 and 1997             7-8

              Notes to Consolidated Financial Statements             9-11


         Item 2: Management's Discussion and Analysis
                 of Financial Condition and Results
                 of Operations                                       11-13


PART II  OTHER INFORMATION                                           13

                         SAFE HARBOR STATEMENT UNDER THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Form 10-Q for the six months ended October 31, 1998 contains certain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," "should" or "continue" or the negative thereof or other variations thereon or comparable terminology. The matters set forth under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations - Cautionary Statements" herein constitute cautionary statements identifying important factors with respect to such forward-looking statements, including certain risks and uncertainties, that could cause actual results to differ materially from those in such forward-looking statements.

                         FIRECOM, INC. AND SUBSIDIARIES
                         ------------------------------

                           CONSOLIDATED BALANCE SHEET
                                   (unaudited)





                                OCTOBER 31, 1998
                                ----------------


ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                   $ 4,071,000
       Accounts receivable,  net of allowance for doubtful
         accounts of $575,000.                                     2,846,000
       Inventories                                                 1,972,000
       Deferred tax asset                                            673,000
       Prepaid expenses and other                                    184,000
                                                                 -----------

         Total current assets                                    $ 9,746,000
                                                                 -----------



FIXED ASSETS


       PROPERTY, PLANT AND EQUIPMENT                             $ 1,529,000
           Less:  Accumulated Depreciation & Amortization            920,000
                                                               -------------

         Total Fixed Assets                                     $    609,000
                                                                ------------

OTHER ASSETS

       Intangible assets, less accumulated amortization
         of $60,000                                             $    100,000
                                                                 -----------

                  TOTAL ASSETS                                  $ 10,455,000
                                                                ============

                         FIRECOM, INC. AND SUBSIDIARIES
                         ------------------------------

                           CONSOLIDATED BALANCE SHEET
                                   (unaudited)


                                OCTOBER 31, 1998


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

 Current portion of notes payable                                $   655,000
 Accounts payable                                                    990,000
 Revolving Loan - Chase Bank                                         500,000
 Accrued expenses                                                  1,433,000
                                                                   ---------

     Total current liabilities                                   $ 3,578,000
                                                                 -----------



LONG-TERM LIABILITIES:

 Notes payable                                                     1,194,000
 Accrued compensation                                                275,000
 Deferred tax liability                                               67,000
                                                                  ----------

    Total Long-Term liabilities                                  $ 1,536,000
                                                                 -----------




SHAREHOLDERS' EQUITY

Preferred Stock, par value $1; authorized
  1,000,000 shares, none issued                                  $    - 0 -
Common Stock, par value $.01:  Authorized
  30,000,000 shares.
     Issued: 7,215,684  Outstanding:  6,184,690                       72,000
Class A Common Stock, par value $.01:
  Authorized 10,000,000 shares.
     Issued: 6,126,197  Outstanding:  5,095,203                       61,000
Additional Paid-In Capital                                         2,764,000
Retained Earnings                                                  3,670,000
                                                                 -----------
              Sub-Total                                          $ 6,567,000
Less:  Treasury Stock, at cost, 1,030,994 shares
 of both Common and Class A                                        1,226,000
                                                                   ---------

    Total Shareholders' Equity                                   $ 5,341,000
                                                                 -----------

                  TOTAL LIABILITIES & EQUITY                     $10,455,000
                                                                 ===========

                         FIRECOM, INC. AND SUBSIDIARIES
                         ------------------------------

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                 THREE MONTHS ENDED         SIX MONTHS ENDED
                              --------------------------------------------------
                                    OCTOBER 31                 OCTOBER 31
                                    -----------               -------------
                                  1998       1997            1998        1997
                                  ----       -----           ----        ----

NET SALES:
  Product                     $ 2,924,000  $1,785,000   $  5,498,000  $ 3,241,000
  Service                       1,525,000   1,694,000      3,169,000    3,244,000
                                ---------   ---------   ------------    ---------
         Total Sales            4,449,000   3,479,000      8,667,000    6,485,000
                               ----------   ---------      ---------    ---------

COST OF SALES:
  Product                       2,115,000   1,185,000      4,049,000    2,184,000
  Service                         776,000     826,000      1,561,000    1,605,000
                               ----------   ---------   ------------    ---------
     Total Cost of Sales        2,891,000   2,011,000      5,610,000    3,789,000
                                ---------   ---------    -----------    ---------


GROSS PROFIT                    1,558,000   1,468,000      3,057,000    2,696,000
                               ----------   ---------     ----------   ----------

OPERATING EXPENSES:
Selling, general and
  administrative                1,011,000     962,000      1,990,000    1,972,000
Research and development          186,000     140,000        322,000      293,000
                                ---------     -------    -----------    ---------
      Total operating expenses  1,197,000   1,102,000      2,312,000    2,265,000
                                ---------   ---------      ---------    ---------

INCOME FROM OPERATIONS            361,000     366,000        745,000      431,000
                                 --------     -------      ---------      -------

OTHER INCOME (EXPENSE)
Interest income                    51,000      31,000        104,000       35,000
Interest expense                  (55,000)    (57,000)      (111,000)    (108,000)
Other                              22,000      24,000         62,000       27,000
                               ----------      ------        -------       ------
     Total Other Income
       (Expense)                   18,000      (2,000)        55,000      (46,000)
                                ---------       -----       --------     --------

INCOME BEFORE INCOME TAX          379,000     364,000        800,000      385,000

INCOME TAX EXPENSE                179,000     171,000        377,000      181,000


NET INCOME                     $  200,000    $193,000    $   423,000    $ 204,000
                                 ========     =======        =======     ========

NET INCOME APPLICABLE TO
COMMON SHAREHOLDERS            $  200,000    $193,000     $  423,000    $ 204,000

NET INCOME PER COMMON SHARE:
         Basic                 $    .02      $   .02      $     .04     $  .02
         Diluted               $    .02      $   .01      $     .04     $  .02

WEIGHTED AVERAGE NUMBER OF
SHARES USED IN COMPUTING EPS:
         Basic                 11,624,000  11,816,000     11,452,000    9,177,000
         Diluted               12,112,000  14,397,000     11,940,000   10,735,000


                         FIRECOM, INC. AND SUBSIDIARIES
                         ------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                         SIX MONTHS ENDED
                                                         ----------------

                                                            OCTOBER 31
                                                            ----------
                                                   1998                  1997
                                                  -----                  -----


CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                        $  423,000         $  204,000

Adjustments to reconcile net income to
  net cash provided by operating
  activities:
    Depreciation and amortization                    119,000             82,000
    Provision for doubtful accounts                  175,000             26,000
Increase (decrease) in cash attributable
  to changes in assets and liabilities:
        Accounts receivable                         (277,000)         1,075,000
        Inventories                                 (471,000)          (503,000)
        Prepaid expenses and other                   (44,000)           (11,000)
        Accounts payable                             234,000            (81,000)
        Accrued expenses                             319,000           (399,000)
        Accrued compensation                         (68,000)           (27,000)
                                                    --------         ----------


NET CASH PROVIDED BY OPERATING ACTIVITIES            410,000            366,000
                                                    --------          ---------

NET CASH USED IN INVESTING ACTIVITIES,
Capital expenditures                                 (41,000)           (78,000)
                                                    --------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt                                   (194,000)         ( 177,000)
Purchase of May family stock                        (308,000)             -0-
Increase in debt                                       -0-              500,000
Preferred Stock Dividend                               -0-             (905,000)
Proceeds from stock issuance                           -0-              452,000
                                                    --------           --------

NET CASH USED IN FINANCING ACTIVITIES               (502,000)          (130,000)
                                                    --------          ---------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                              (133,000)           158,000


CASH AND CASH EQUIVALENTS:
         Beginning of year                         4,204,000          2,465,000
                                                   ---------          ---------


         End of six months                        $4,071,000         $2,623,000
                                                  ==========         ==========

                         FIRECOM, INC. AND SUBSIDIARIES
                         ------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (continued)
                                   (unaudited)

                                                       SIX MONTHS ENDED
                                                       ----------------
                                                          OCTOBER 31
                                                          ----------
                                                 1998                 1997
                                                ------                -----



SUPPLEMENTAL DISCLOSURES OF CASH

    FLOW  INFORMATION:

Cash paid for interest during
  the period                                  $110,000              $102,000
                                              ========              ========

Cash paid for income taxes during
  the period                                  $389,000              $437,000
                                              ========              ========





SUPPLEMENTAL DISCLOSURES OF NONCASH

    INVESTING AND FINANCING ACTIVITIES:

Note payable issued for purchase of
  May Common Stock                            $308,000              $   -0-
                                              ========              ========

Note payable issued for acquisition
  of business                                 $   -0-               $135,000
                                              ========              ========

Conversion of Series A Preferred Stock
  for Common Stock                            $   -0-               $1,437,000
                                              ========              ==========

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

In the opinion of management the accompanying consolidated financial statements contain the necessary adjustments, all of which are of a normal and recurring nature, to present fairly Firecom Inc. and its subsidiaries' financial position at October 31, 1998 and the results of operations for the three and six months ended October 31, 1998 and 1997, and cash flows for the six months ended October 31, 1998 and 1997.

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

Certain reclassifications were made in the 1997 financial statements to conform to the classifications used in the 1998 financial statements.


NOTE 2: INVENTORIES

Inventories consist of the following at October 31, 1998:

      Raw materials and sub-assemblies                             $1,964,000
      Work-in-process                                                   8,000
                                                                  -----------
                                                                   $1,972,000
                                                                  ===========

NOTE 3: PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following at October 31, 1998:

      Building improvements                                        $  306,000
      Machinery and equipment                                         716,000
      Furniture and fixtures                                          507,000
                                                                   ----------
                                                                   $1,529,000
         Less accumulated depreciation and amortization               920,000
                                                                   ----------
                                                                   $  609,000
                                                                   ==========

NOTE 4: NOTES PAYABLE

The Company's long-term debt consists of the following at October 31, 1998:

     Notes payable to banks and other:
          First mortgage note                                      $  299,000
          Note payable to Norwood Venture                           1,030,000
          Note payable to May Family (first transaction)
            (See Note 6)                                              123,000
          Note payable to May Family (second transaction)
            (See Note 6)                                              309,000
          Other note payable                                           88,000
                                                                   ----------
                                                                   $1,849,000
         Less current portion                                         655,000
                                                                   ----------
                                                                   $1,194,000
                                                                   ==========

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

A reconciliation of the income and weighted-average shares used in both calculations follows:


                               Periods ended October 31, 1998
                               ------------------------------
                        Three Months                      Six Months
                 ---------------------------    ----------------------------
                 Income     Shares       EPS    Income     Shares        EPS
                 ------     ------       ---    ------     ------        ---

Basic EPS        $200,000   11,624,000   $.02   $423,000   11,452,000    $.04

Effect of
  Stock options       -        488,000    -0-        -        488,000     -0-
                 --------   ----------    ----  --------   ----------    ----

Diluted EPS      $200,000   12,112,000    $.02  $423,000   11,940,000    $.04
                 --------   ----------    ----  --------   ----------    ----


                               Periods ended October 31, 1997
                               ------------------------------
                         Three Months                    Six Months
                 ----------------------------   -----------------------------
                 Income     Shares        EPS   Income      Shares       EPS
                 ------     ------        ---   ------      ------       ---
Basic EPS        $193,000   11,816,000    $.02  $204,000    9,177,000    $.02

Effect of
  Stock options      -       2,581,000    $.01         -    1,558,000     -0-
                 --------   ----------    ----  --------    ---------     ---

Diluted EPS      $193,000   14,397,000    $.01  $204,000   10,735,000    $.02
                 --------   ----------    ----  --------   ----------    ----


Unexercised employee stock options to purchase 160,660 shares of the Company's common stock for the three and six months ended October 31, 1998 were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the Company's common stock during the respective periods.



NOTE 6: STOCKHOLDERS' EQUITY TRANSACTIONS

In 1995 the Company purchased 1,072,988 shares of the Company's common stock held by certain members of the May family at $.45 per share (first transaction). Terms of the agreement provide for a cash payment in the amount of $174,448 and a five (5) year note in the amount of $308,397, bearing interest at 12% per annum. Interest is payable monthly. The principal is to be paid in five equal annual installments of $61,679. The Company's obligation under the note is collateralized by a pledge by the Company to the noteholder of certain shares of the repurchased common stock.

On July 22, 1997, the holders of the Series A Preferred Stock having a liquidation preference of $1,437,000 exchanged their shares for an aggregate of 2,299,200 shares of the Company's common stock.

On July 22, 1997, all of the cumulative dividends in arrears on the Series A Preferred Stock which approximated $905,000, were paid. 50% of the payment was used by the holders of the preferred stock to exercise warrants which expired on July 31, 1997 for 754,500 shares of the Company's common stock at $.60 per share.

On September 2, 1998 the Company purchased 536,494 shares of the Company's $.01 par value common stock and an equal number of shares of class A common stock held by certain members of the May family at $.575 per share (second transaction). Terms of the agreement provide for a cash payment in the amount of $308,485 and a five (5) year note in the amount of $308,485, bearing interest at 11.5% per annum. The principal is to be paid in five equal installments of $61,697. The Company's obligation under the note is collateralized by a pledge by the Company to the noteholders of certain repurchased shares.


NOTE 7: COMMITMENTS AND CONTINGENCIES:

On December 31, 1992, the Company entered into an employment agreement with the Chairman of the Company, which was amended on March 28, 1995, providing for base salary plus incentive compensation and fringe benefits as defined in the agreement, through April 30, 2000. At October 31, 1998, the Company has accrued approximately $225,000 of incentive compensation and $150,000 of accrued fringe benefits.

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

The Class A Common Stock, entitle the holders to vote together with the holders of the Common Stock as a single class and to cast thirty votes per share. Shares of the Class A Common Stock are non-transferable, but convertible at any time at the option of the holder into the Company's regular Common Stock. The Class A Common Stock participates in the earnings of the Company on the same basis as the Common Stock.



          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                   (unaudited)

----------------------------------------------------------------------------


LIQUIDITY

Net cash provided by operations for the six months ended October 31, 1998 was $410,000. The increases in accounts receivable and inventories were partially offset by the increases in accounts payable and accrued expenses. The Company's revolving financing agreement with a major New York bank, dated July 8, 1994, was amended on April 1, 1996. This amendment provided the Company with a revolving line of credit not to exceed $2 million (there was an outstanding balance of $500,000 as of October 31, 1998) and a first mortgage note (the balance was $299,000 as of October 31, 1998). These loan facilities are collateralized by substantially all of the Company's assets and are subject to certain covenants.

Availability of funds under the terms of revolving line of credit is based on eligible accounts receivable and inventory. The initial commitment for $2 million, under the terms of the note, is reduced by $500,000 each six months commencing on October 1, 1999.

Management believes that it will be able to maintain adequate working capital and cash balances to meet its current needs.

RESULTS OF OPERATIONS

Consolidated sales and net income for the quarter ended October 31, 1998 were $4,449,000 and $200,000 respectively as compared to $3,479,000 and $193,000 for the quarter ended October 31, 1997. Consolidated sales and net income for the six months ended October 31, 1998 were $8,667,000 and $423,000 respectively as compared to $6,485,000 and $204,000 for the six months ended October 31, 1997. Sales increased by 34% during the six months ended October 31, 1998 versus the same period last year. These higher sales reflect the higher backlog of orders as of April 30, 1998 versus the same period in 1997 and the increase in subcontract work taken.

Gross profit percentage for the six months ended October 31, 1998 was 35.3% as compared to 41.6% for the six months ended October 31, 1997. Gross profit percentage for the three months ended October 31, 1998 was 35.0% as compared to 42.2% for the three months ended October 31, 1997. The decrease in gross profit percentage was primarily due to an increase in new construction jobs and subcontracting, which have a lower gross profit percentage than maintenance and service.

Operating income for the six months ended October 31, 1998 was $745,000 as compared to $431,000 for the six months ended October 31, 1997. As a percentage of revenue, the operating income for the six months ended October 31, 1998 was 8.6% versus 6.6% in the same period in 1997. The increase in operating income and its percentage to revenue was primarily due to increase in revenues.

The Company's backlog for its life safety and other systems totaled $2,667,000 at October 31, 1998 as compared to $2,742,000 at April 30, 1998. Due to fluctuations in the Company's backlog, management remains cautious about predicting revenue in the fiscal year. Orders continue to be booked on the Company's fire safety system being marketed outside of New York City, and management is encouraged about future growth in this product category.




Significant changes in balance sheet items from April 30, 1998 to October 31, 1998 are highlighted as follows:

     1: Cash decreased primarily due to the cash payment on the purchase of the May family stock.

     2: Accounts receivable increased due to increased sales.

     3: Inventories increased as a result of stocking requirements for the National Product.

     4: The increase in accounts payable and accrued expenses reflect an increase in inventory purchases and subcontracting costs.

     5: Long term debt increased due to the purchase of the May family stock, less payments made on current maturities of the long term debt.

COMPUTER ISSUES FOR THE YEAR 2000

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



CAUTIONARY STATEMENTS

Information or statements provided by the Company from time to time contain certain "forward-looking information" relating to such matters as liquidity, projected sales and anticipated margins. The cautionary statements made herein are being made pursuant to the Private Securities Litigation Reform Act of 1995 (the "Act") and with the intention of obtaining the benefits of the "safe harbor" provisions of the Act for any such forward-looking information. The Company cautions readers that any forward-looking information provided by the Company is not a guarantee of future performance and that actual results may differ materially from those in the forward-looking information as a result of various factors, including but not limited to the acceptance in what is a new market for the Company, the national marketing (historically, the vast majority of the Company's revenues have been derived from the New York City market) of the Company's newly-introduced line of life safety products. The principal manufacturers against whom the Company expects to compete in the national market are generally better financed, have products accepted in the market and have long-established distribution and servicing networks.


     PART II

     OTHER INFORMATION

     Item 1. Legal Proceedings - None

     Item 2. Exhibits and Reports on Form 8-K - None



                                   SIGNATURES
                                   ----------



                                           Firecom, Inc.
                                           -------------



Dated:        December 11, 1998             /s/ Paul Mendez
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

         EXHIBIT 27  FINANCIAL DATA SCHEDULE