Form 10QSB
period 1999-01-31
FIRECOM INC
filed 1999-03-15
CIK 732248

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
   --------------------------------------------------------------------------


                  FORM 10-QSB-QUARTERLY OR TRANSITIONAL REPORT

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

          For the quarterly period ended January 31, 1999

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.



                         COMMISSION FILE NUMBER 0-12873
                                                -------


                                  FIRECOM, INC.
-------------------------------------------------------------------------------

              (Exact name of Small Business Issuer in its charter)



         New York                                        13-2934531
-------------------------------             -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

39-27 59th Street, Woodside, New York                       11377
----------------------------------------                  ----------
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


As of February 28, 1999, the Registrant had 6,217,330 shares of Common Stock outstanding, and 5,062,563 shares of Class A Common Stock outstanding.

                                      INDEX
                                      -----



                                                                 PAGE  NO.
                                                                 ---------



        Safe Harbor Statement                                        3

PART I    FINANCIAL INFORMATION

        Item 1:  Financial Statements
           Consolidated Balance Sheet-January 31, 1999               4-5

           Consolidated Statements of Income-
              Nine Months and Three Months Ended
              January 31, 1999 and 1998                              6

           Consolidated Statements of Cash Flows-
              Nine Months Ended January 31, 1999 and 1998            7-8

              Notes to Consolidated Financial Statements             9-11


        Item 2:  Management's Discussion and Analysis
                   of Financial Condition and Results
                   of Operations                                     11-13


PART II   OTHER INFORMATION                                          13

                         SAFE HARBOR STATEMENT UNDER THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Form 10-Q for the nine months ended January 31, 1999 contains certain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," "should" or "continue" or the negative thereof or other variations thereon or comparable terminology. The matters set forth under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations - Cautionary Statements" herein constitute cautionary statements identifying important factors with respect to such forward-looking statements, including certain risks and uncertainties, that could cause actual results to differ materially from those in such forward-looking statements.

                         FIRECOM, INC. AND SUBSIDIARIES
                         ------------------------------

                           CONSOLIDATED BALANCE SHEET
                                   (unaudited)

                                JANUARY 31, 1999
                                ----------------

ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                        $ 4,054,000
   Accounts receivable,  net of allowance for doubtful
      accounts of $650,000.                                           3,261,000
   Inventories                                                        1,872,000
   Deferred tax asset                                                   673,000
   Prepaid expenses and other                                           228,000
                                                                    -----------
         Total current assets                                       $10,088,000
                                                                    -----------

FIXED ASSETS

   PROPERTY, PLANT AND EQUIPMENT                                    $ 1,560,000
      Less:  Accumulated Depreciation & Amortization                    970,000
                                                                    -----------

         Total Fixed Assets                                         $   590,000
                                                                    -----------


OTHER ASSETS

   Intangible assets, less accumulated amortization of $72,000      $    88,000
                                                                    -----------

            TOTAL ASSETS                                            $10,766,000
                                                                    ===========
                                      4

                         FIRECOM, INC. AND SUBSIDIARIES
                         ------------------------------

                           CONSOLIDATED BALANCE SHEET
                                   (unaudited)

                                JANUARY 31, 1999
                                ----------------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

Current portion of notes payable                                    $   648,000
Accounts payable                                                      1,215,000
Revolving Loan - Chase Bank                                             500,000
Accrued expenses                                                      1,397,000
                                                                    -----------

     Total current liabilities                                      $ 3,760,000
                                                                    -----------

LONG-TERM LIABILITIES:

Notes payable, less current portion                                   1,132,000
Accrued compensation                                                    248,000
Deferred tax liability                                                   67,000
                                                                    -----------

     Total Long-Term liabilities                                    $ 1,447,000
                                                                    -----------


SHAREHOLDERS' EQUITY

Preferred Stock, par value $1; authorized 1,000,000
   shares, none issued                                              $       -0-
Common Stock, par value $.01:  Authorized 30,000,000 shares.
   Issued: 7,248,324  Outstanding:  6,217,330                            72,000
Class A Common Stock, par value $.01: Authorized 10,000,000 shares.
     Issued: 6,093,557  Outstanding:  5,062,563                          61,000
Additional Paid-In Capital                                            2,764,000
Retained Earnings                                                     3,888,000
                                                                    -----------
        Sub-Total                                                   $ 6,785,000
Less:  Treasury Stock, at cost, 1,030,994 shares of both
   Common and Class A                                                 1,226,000
                                                                    -----------

     Total Shareholders' Equity                                     $ 5,559,000
                                                                    -----------


              TOTAL LIABILITIES & EQUITY                            $10,766,000
                                                                    ===========
                                      5

                         FIRECOM, INC. AND SUBSIDIARIES
                        ---------------------------------
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)


                             THREE MONTHS ENDED          NINE MONTHS ENDED
                             ---------------------------------------------
                                 JANUARY 31                  JANUARY 31
                                 ----------                  ----------
                             1999         1998            1999          1998
                             ----         ----            ----          ----

NET SALES:
   Product                $2,880,000   $2,111,000     $ 8,378,000   $ 5,352,000
   Service                 1,679,000    1,574,000       4,848,000     4,818,000
                          ----------   ----------     -----------   -----------
      Total Sales          4,559,000    3,685,000      13,226,000    10,170,000
                          ----------   ----------     -----------   -----------

COST OF SALES:
  Product                  2,013,000    1,297,000      6,062,000      3,481,000
  Service                    824,000      754,000      2,385,000      2,359,000
                          ----------   ----------     -----------   -----------
     Total Cost of Sales   2,837,000    2,051,000      8,447,000      5,840,000
                          ----------   ----------     -----------   -----------

GROSS PROFIT               1,722,000    1,634,000      4,779,000      4,330,000
                          ----------   ----------     -----------   -----------

OPERATING EXPENSES:
Selling, general
   and administrative      1,134,000    1,108,000       3,124,000     3,080,000
Research and development     188,000      188,000         510,000       481,000
                          ----------   ----------     -----------   -----------
      Total operating
         expenses          1,322,000    1,296,000       3,634,000     3,561,000
                          ----------   ----------     -----------   -----------

INCOME FROM OPERATIONS       400,000      338,000       1,145,000       769,000
                          ----------   ----------     -----------   -----------

OTHER INCOME (EXPENSE)
Interest income               44,000       33,000         148,000        71,000
Interest expense             (55,000)     (62,000)       (166,000)     (173,000)
Other                         24,000     (114,000)         86,000       (87,000)
                          ----------   ----------     -----------   -----------
      Total Other
         Income (Expense)     13,000     (143,000)         68,000      (189,000)
                          ----------   ----------     -----------   -----------

INCOME BEFORE INCOME TAX     413,000      195,000       1,213,000       580,000

INCOME TAX EXPENSE           194,000       92,000         571,000       273,000


NET INCOME                $  219,000   $  103,000     $   642,000   $   307,000
                          ==========   ==========     ===========   ===========

NET INCOME PER
   COMMON SHARE:
      Basic               $      .02   $      .01     $       .06   $       .03
      Diluted             $      .02   $      .01     $       .05   $       .03
WEIGHTED AVERAGE NUMBER
   OF SHARES USED IN
   COMPUTING EPS:
      Basic               10,743,400    9,517,188      11,229,356     9,290,310
      Diluted             11,202,842   10,078,675      11,688,798    10,558,144

                         FIRECOM, INC. AND SUBSIDIARIES
                        --------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                          NINE MONTHS ENDED
                                                          -----------------
                                                              JANUARY 31
                                                              ----------
                                                      1999              1998
                                                      ----              ----


CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                         $  642,000        $  307,000

Adjustments to reconcile net income to
   net cash provided by operating
   activities:
      Depreciation and amortization                   181,000           129,000
      Provision for doubtful accounts                 250,000           171,000
Increase (decrease) in cash attributable
   to changes in assets and liabilities:
         Accounts receivable                         (767,000)        1,447,000
         Inventories                                 (371,000)         (398,000)
         Prepaid expenses and other                   (88,000)           51,000
         Accounts payable                             459,000          (236,000)
         Accrued expenses                             283,000          (207,000)
         Accrued compensation                         (95,000)           89,000
                                                   ----------        ----------


NET CASH PROVIDED BY OPERATING ACTIVITIES             494,000        1,353 ,000
                                                   ----------        ----------


NET CASH USED IN INVESTING ACTIVITIES,
Capital expenditures                                  (72,000)          (78,000)
                                                   ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt                                    (264,000)         (241,000)
Purchase of May family stock                         (308,000)             -0-
Increase in debt                                         -0-            500,000
Preferred Stock Dividend                                 -0-           (905,000)
Proceeds from stock issuance                             -0-            452,000
                                                   ----------        ----------

NET CASH USED IN FINANCING ACTIVITIES                (572,000)         (194,000)
                                                   ----------        ----------


NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                              (150,000)        1,081,000


CASH AND CASH EQUIVALENTS:
   Beginning of year                                4,204,000         2,465,000
                                                   ----------        ----------

   End of nine months                              $4,054,000        $3,546,000
                                                   ==========        ==========

                         FIRECOM, INC. AND SUBSIDIARIES
                         ------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (continued)
                                   (unaudited)


                                                          NINE MONTHS ENDED
                                                          -----------------
                                                              JANUARY 31
                                                              ----------
                                                      1999              1998
                                                      ----              ----


SUPPLEMENTAL DISCLOSURES OF CASH
   FLOW  INFORMATION:

Cash paid for interest during the period           $  165,000        $  165,000
                                                   ==========        ==========

Cash paid for income taxes during the period       $  654,000        $  437,000
                                                   ==========        ==========


SUPPLEMENTAL DISCLOSURES OF NONCASH
   INVESTING AND FINANCING ACTIVITIES:

Note payable issued for purchase of
   May Common Stock                                $  308,000        $     -0-
                                                   ==========        ==========

Note payable issued for acquisition
   of business                                     $     -0-         $  135,000
                                                   ==========        ==========

Conversion of Series A Preferred Stock
   for Common Stock                                $     -0-         $1,437,000
                                                   ==========        ==========

                         FIRECOM, INC. AND SUBSIDIARIES
                        --------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 1:  ACCOUNTING POLICIES:

The accounting policies followed by the Company are set forth in Note 1 of the Company's financial statements on Form 10-KSB for the fiscal year ended
April 30, 1998.

In the opinion of management the accompanying consolidated financial statements contain the necessary adjustments, all of which are of a normal and recurring nature, to present fairly Firecom Inc. and its subsidiaries' financial position at January 31, 1999 and the results of operations for the three and nine months ended January 31, 1999 and 1998, and cash flows for the nine months ended January 31, 1999 and 1998.

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

Certain reclassifications were made in the 1998 financial statements to conform to the classifications used in the 1999 financial statements.


NOTE 2:  INVENTORIES

Inventories consist of the following at January 31, 1999:

      Raw materials and sub-assemblies              $1,864,000
      Work-in-process                                    8,000
                                                    ----------
                                                    $1,872,000
                                                    ==========


NOTE 3:  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following at January 31, 1999:

      Building improvements                         $  310,000
      Machinery and equipment                          721,000
      Furniture and fixtures                           529,000
                                                    ----------
                                                    $1,560,000
         Less accumulated depreciation
            and amortization                           970,000
                                                    ----------
                                                    $  590,000
                                                    ==========


NOTE 4:  NOTES PAYABLE

The Company's long-term debt consists of the following at January 31, 1999:

      Notes payable to banks and other:
         First mortgage note                          $286,000
          Note payable to Norwood Venture              984,000
          Note payable to May Family (first
             transaction)(See Note 6)                  123,000
          Note payable to May Family (second
             transaction)(See Note 6)                  309,000
          Other note payable                            78,000
                                                    ----------
                                                    $1,780,000
        Less current portion                           648,000
                                                    ----------
                                                    $1,132,000
                                                    ==========

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

A reconciliation of the income and weighted-average shares used in both calculations follows:


                                 Periods ended January 31, 1999
                                 ------------------------------
                         Three Months                      Nine Months
                  ---------------------------      ----------------------------
                  Income      Shares      EPS      Income      Shares      EPS
                  ------      ------      ---      ------      ------      ---
Basic EPS        $219,000   10,743,400   $.02     $642,000   11,229,356    $.06

Effect of
  Stock options         -      459,442    -0-            -      459,442   $(.01)
                 --------   ----------   ----     --------   ----------    ----

Diluted EPS      $219,000   11,202,842   $.02     $642,000   11,688,798    $.05
                 --------   ----------   ----     --------   ----------    ----

                                 Periods ended January 31, 1998
                                 ------------------------------
                         Three Months                      Nine Months
                  ---------------------------      ----------------------------
                  Income      Shares      EPS      Income      Shares      EPS
                  ------      ------      ---      ------      ------      ---

Basic EPS        $103,000    9,517,188   $.01     $307,000    9,290,310    $.03

Effect of
  Stock options         -      561,487    -0-            -    1,267,834     -0-
                 --------   ----------   ----     --------   ----------    ----

Diluted EPS      $103,000   10,078,675   $.01     $307,000   10,558,144    $.03
                 --------   ----------   ----     --------   ----------    ----

Unexercised employee stock options to purchase 200,660 shares of the Company's common stock for the three and nine months ended January 31, 1999 were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the Company's common stock during the respective periods.

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


NOTE 7:  COMMITMENTS AND CONTINGENCIES:

On December 31, 1992, the Company entered into an employment agreement with the Chairman of the Company, which was amended on March 28, 1995, providing for base salary plus incentive compensation and fringe benefits as defined in the agreement, through April 30, 2000. At January 31, 1999, the Company has accrued approximately $203,000 of incentive compensation and $149,000 of accrued fringe benefits.

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



           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                   (unaudited)

  ----------------------------------------------------------------------------


LIQUIDITY

Net cash provided by operations for the nine months ended January 31, 1999 was $494,000. The increases in accounts receivable and inventories were partially offset by the increases in accounts payable and accrued expenses. The Company's revolving financing agreement with a major New York bank, dated July 8, 1994, was amended on April 1, 1996. This amendment provided the Company with a revolving line of credit not to exceed $2 million (there was an outstanding balance of $500,000 as of January 31, 1999) and a first mortgage note (the balance was $286,000 as of January 31, 1999). These loan facilities are collateralized by substantially all of the Company's assets and are subject to certain covenants.

Availability of funds under the terms of revolving line of credit is based on eligible accounts receivable and inventory. The initial commitment for $2 million, under the terms of the note, is reduced by $500,000 each six months commencing on October 1, 1999.

Management believes that it will be able to maintain adequate working capital and cash balances to meet its current needs.

On January 4, 1999, the Company signed a commitment letter with a bank which provides the Company with a $5,000,000 secured revolving credit/converting term facility, and a first mortgage for the lesser of $800,000 or 85% of appraised value of the Company's real property and improvements. This facility is to refinance existing bank loans, supplement the Company's working capital and assist future acquisition financing.


RESULTS OF OPERATIONS

Consolidated sales and net income for the quarter ended January 31, 1999 were $4,559,000 and $219,000 respectively as compared to $3,685,000 and $103,000 for the quarter ended January 31, 1998. Consolidated sales and net income for the nine months ended January 31, 1999 were $13,226,000 and $642,000 respectively as compared to $10,170,000 and $307,000 for the nine months ended January 31, 1998. Sales increased by 30% during the nine months ended January 31, 1999 versus the same period last year. These higher sales reflect the higher backlog of orders as of April 30, 1998 versus the same period in 1997 and the increase in subcontract work taken.

Gross profit percentage for the nine months ended January 31, 1999 was 36.1% as compared to 42.6% for the nine months ended January 31, 1998. Gross profit percentage for the three months ended January 31, 1999 was 37.8% as compared to 44.3% for the three months ended January 31, 1998. The decrease in gross profit percentage was primarily due to an increase in new construction jobs and subcontracting, which have a lower gross profit percentage than maintenance and service.

Operating income for the nine months ended January 31, 1999 was $1,145,000 as compared to $769,000 for the nine months ended January 31, 1998. As a percentage of revenue, the operating income for the nine months ended January 31, 1999 was 8.7% versus 7.6% in the same period in 1998. The increase in operating income and its percentage to revenue was primarily due to increase in revenues.

The Company's backlog for its life safety and other systems totaled $2,443,000 at January 31, 1999 as compared to $2,742,000 at April 30, 1998. Due to fluctuations in the Company's backlog, management remains cautious about predicting revenue in the fiscal year. Orders continue to be booked on the Company's fire safety system being marketed outside of New York City, and management is encouraged about future growth in this product category.


Significant changes in balance sheet items from April 30, 1998 to January 31, 1999 are highlighted as follows:

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



    PART II

    OTHER INFORMATION

    Item 1. Legal Proceedings - None
    Item 2. Exhibits and Reports on Form 8-K - None



                                   SIGNATURES



                                                 Firecom, Inc.
                                                 -------------


Dated:  March 11, 1999                       /s/ Paul Mendez
        --------------------                -----------------------------
                                            Paul Mendez
                                            Chairman of the Board
                                            President and Chief Executive
                                            Officer



                                             /s/ Jeffrey Cohen
                                            -----------------------------
                                            Jeffrey Cohen
                                            Vice President-Finance,
                                            Chief Financial Officer, and
                                            Principal Accounting Officer

                                  EXHIBIT INDEX


EXHIBIT
-------

EXHIBIT 27  FINANCIAL DATA SCHEDULE