Form 10KSB
period 1999-04-30
FIRECOM INC
filed 1999-07-29
CIK 732248

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------
                                   FORM 10-KSB

         (Mark One)
  [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT
         OF 1934
         [FEE REQUIRED]
         For the fiscal year ended April 30, 1999

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB (x)

State issuer's revenues for its most recent fiscal year-$17,370,000

The aggregate market value of the voting stock held by non-affiliates of the Issuer, based upon the average bid and asked prices for both the Registrant's Common Stock and Class A Common Stock (as if converted), $.01 par value per share, as of June 30, 1999 was $2,839,869.

As of June 30, 1999, the Registrant had 5,718,135 shares of Common Stock outstanding, and 5,025,263 shares of Class A Common Stock outstanding.

Documents incorporated by Reference: None.

                         SAFE HARBOR STATEMENT UNDER THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This form 10-KSB for the year ended April 30, 1999 contains certain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," "should" or "continue" or the negative thereof or other variations thereon or comparable terminology. The matters set forth under the captions "Management Discussion and Analysis of Financial Condition and Results of Operations - Cautionary Statements" herein constitute cautionary statements identifying important factors with respect to such forward-looking statements, including certain risks and uncertainties, that could cause actual results to differ materially from those in such forward-looking statements.

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

FIRE ALARM AND COMMUNICATIONS SYSTEMS
-------------------------------------

The fire alarm and communication systems or "life safety systems" designed, assembled and sold by the Company have the following functions: (i) sensing and reporting fires, (ii) sounding alarms in the event of a fire, (iii) notifying the Fire Department of a fire through a "central station" connection, (iv) controlling basic building functions to prevent the spread of fire and smoke, and (v) allowing building-wide communication between fire fighters and building occupants. The Company designs systems for both new and existing buildings. The Company assembles the manual fire alarm station, floor warden stations, remote data gathering panels and the main fire command station which is typically located in the building's lobby. The Company purchases the sensing devices and speakers used in the system from other manufacturers. Once the system has been installed by independent electrical contractors, the Company tests and services the system.

During the fiscal year ended April 30, 1999, revenues from the sale of fire alarm, communication systems and other building systems constituted approximately 62% of the Company's consolidated revenues.

FIRECOM LIFE SAFETY NET 2000 SYSTEM
-----------------------------------

The new Firecom LSN 2000 System represents what management believes to be the latest state-of-the-art technology available in Life Safety equipment. The Firecom LSN 2000 System integrates addressable and intelligent fire alarm sensing devices such as smoke detectors, manual fire alarm stations and sprinkler waterflow switches, and displays the status of these devices. This Firecom system includes a communication system consisting of amplifiers and loudspeakers for sounding alarms and paging from either a floor warden station or a fire command station. The newly designed LSN 2000 fire alarm and communication system is completely backward compatible to upgrade the older Firecom 8500 System as well as designed to meet the needs of the national market.

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

For the fiscal year ended April 30, 1999, revenues earned from servicing systems constituted approximately 38% of the Company's consolidated revenues.

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

The Company purchases parts for its systems from a variety of suppliers. The Company believes that such parts or alternate parts are available from several sources. The Company is not currently experiencing any material difficulty in obtaining supplies.

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

EMPLOYEES
---------

As of June 30, 1999, the Company employed approximately 125 full-time employees, 34 of whom are salaried and 91 of whom are paid on an hourly basis. The Company has 13 employees who work outside of the Woodside, New York facility. The majority of these employees are regional managers for its LSN2000 System and research and development employees. The Company believes its relationship with its employees is satisfactory. The Company suffered a strike with its union personnel from July 1, 1999 through July 9, 1999, as part of an action with the industry bargaining group. The new contract will run for three years. Management does not believe the strike will have a material impact on sales or profitability for the year-ended April 30, 2000.

BACKLOG
-------

As of April 30, 1999, the Company had a backlog for fire control and other systems of approximately $2,420,000, substantially all of which it anticipates completing in the current fiscal year. The backlog at April 30, 1998 was approximately $2,742,000.


ITEM 2.  PROPERTY
-----------------

The Company owns property and a building in Woodside, New York where it maintains manufacturing, sales, service and engineering operations. The two-story building is fire resistant and approximately 15,000 square feet. The underlying property is approximately one acre.

As a result of the accounting treatment of the original bargain purchase of the Company, the value of the building and property is not reflected on the Company's Balance Sheet. A 1999 independent appraisal indicated a current value of the property of approximately $850,000. The Company leases various locations, all under 5,000 square feet, with an aggregate annual rental charge of approximately $102,000.


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

                                                            CLOSING BID

                                                         HIGH          LOW

Fiscal 1998:

     First quarter                                      $.563        $.531

     Second quarter                                      .547         .50

     Third quarter                                       .656         .547

     Fourth quarter                                      .656          .585

Fiscal 1999:

     First quarter                                      $.51          $.51

     Second quarter                                      .52           .46

     Third quarter                                       .565          .46

     Fourth quarter                                      .48           .43


 The above information was obtained from stock brokers and represent prices between dealers and do not include retail markups, markdowns or commissions and may not necessarily represent actual transactions.

          (b) As of June 30, 1999, there were 305 record holders of the Company's Common Stock, and 407 record holders of the Company's Class A Common Stock. The closing bid and asked prices for the Company's Common Stock on June 30, 1999 were $.46 and $.50 respectively.

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


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------------------------------------------------------------------
        AND RESULTS OF OPERATIONS
        -------------------------

RESULTS OF OPERATIONS
---------------------

          The following table sets forth items in the Consolidated Statements of Income as a percentage of sales:

                                                       Relationship to Net Sales
                                                   For the Years Ended April 30,
                                                   -----------------------------

                                                              1999        1998
                                                              ----        ----

Net Sales                                                     100.0%      100.0%
Cost of Sales                                                  62.3        58.4
Selling, General and
  Administrative Expenses                                      21.9        30.0
Research & Development                                          4.0          4.8
                                                                ---          ---
Operating Income                                               11.8          6.8
Other Expense, net                                              0.2          0.7
Income Tax Expense                                              5.2          2.2
                                                                ---          ---
Net Income                                                      6.4          3.9
                                                                ---          ---


1999 FISCAL YEAR COMPARED TO 1998 FISCAL YEAR
---------------------------------------------

Consolidated sales for the Company's operations increased by approximately 23%. The higher sales reflect the higher backlog of orders as of April 30, 1998 versus the same period in 1997 and the increase in subcontract work taken.

The backlog for our Life Safety and other systems totaled $2,420,000 at April 30, 1999, a decrease of $322,000 from the backlog of April 30, 1998. Due to fluctuations in the Company's backlog for the year ended April 30, 1999, management remains cautious about predicting revenue in the next fiscal year. Orders continue to be booked for the Company's fire safety system being marketed outside of New York City, and management is encouraged about future growth in this product category.

Selling, general and administrative expenses for the year ended April 30, 1999 decreased approximately $416,000 as compared to the year ended April 30, 1998 primarily due to decreases in the bad debt expenses.

Research and development costs were $702,000 for the year ended April 30, 1999 as compared to $675,000 in the year ended April 30, 1998. These expenditures primarily reflect the development of the LSN 2000 System and the Company's commitment to provide its customers with state- of-the-art fire and life safety systems.

Operating income for the 1999 fiscal year was $2,044,000 as compared to $960,000 for fiscal 1998. The increase in operating income of 113% resulted from the increase in sales, partially offset by the decrease in gross profit percentage, and a reduction of the selling, general and administrative expenses. The decrease in gross profit percentage was primarily due to an increase in new construction jobs and subcontracting, which have a lower gross profit percentage than maintenance and service.

Significant changes in balance sheet items from April 30, 1998 to April 30, 1999 are highlighted as follows:

     1: Cash decreased by $143,000 (3%) primarily due to cash payment on the purchase of the May family stock.

     2: Accounts Receivable increased by $843,000 (30%) primarily due to increased sales.

     3: Inventories increased by $411,000 (27%) primarily due to the material requirements for the LSN 2000 System.

     4: Deferred tax asset, net of deferred tax liability, increased by $46,000 (8%) due to an increase in expenses that are not currently tax deductible.

     5: Prepaid expenses and other current assets increased by $98,000, due to an increase in prepaid income taxes.

     6: Intangible assets decreased due to the amortization of certain assets acquired from BRD Systems, Inc.

     7: Notes Payable (both current and long-term) decreased $315,000 (18%) resulting from reductions in debt from scheduled payments and paying off the mortgage on the Company's real estate, partially offset by an increase in debt due to the purchase of the May family stock.

     8: Line of Credit increased by $300,000 due to borrowing on the Revolving Loan.

     9: Accounts payable, accrued expenses and other current liabilities increased by $767,000 (41%), reflect in increase in inventory purchases, subcontracting costs and deferred revenue.

     10: Accrued compensation decreased $108,000 (31%) due to a decrease in value of stock appreciation rights.

     11. Mandatory Redeemable Common Stock decreased $590,000 (100%) due to the purchase of the May family stock.

     12. The increase in Stockholders Equity of $1,095,000 (22%) primarily is due to the Net Income after Taxes.

Interest expense for fiscal 1999 was $228,000, 1% less than fiscal 1998.


LIQUIDITY
---------

Net cash provided from operations was $605,000. After taking into account funds used for the repayment of debt ($608,000) and capital expenditures ($132,000), this resulted in a net decrease in cash of $135,000. The Company has a revolving line of credit up to a maximum of $5,000,000 ($800,000 outstanding balance at April 30, 1999). The line of credit is collateralized by substantially all of the Company's assets excluding real estate, and is subject to certain covenants. There are restrictions on the payment of dividends in the Company's loan documents.


During the fiscal year ending April 30, 2000 ("Fiscal 2000"), the Company intends to spend approximately $700,000 on research to develop new fire alarm and communication systems. These R & D expenditures will be financed from the Company's working capital and/or its line of credit.

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

In September 1998, the Company repurchased 536,494 shares of Common Stock and 536,494 shares of its Class A Common Stock (which were retired) at and agreed upon price of $.575 per share. Pursuant to the agreement a cash payment in the amount of $308,485 was paid and five, five-year notes, in the cumulative amount of $308,485, bearing interest at 11.5% per annum were issued. Principal payments on the notes will be made in five equal, cumulative installments of $61,697. Interest on the notes is to be paid monthly. The notes are collateralized by the repurchased shares of the Company's Common Stock which are held in escrow.

The Company's net working capital was approximately $6,706,000 at April 30, 1999. Management believes that it will be able to maintain adequate working capital and cash balances to meet the needs of the Company.


INFLATION
---------

The impact of inflation on the Company's contracts is not material since the Company's labor contracts are normally controlled by union contracts covering a period of two or more years. The current union contract expires June 30, 2002.


COMPUTER ISSUES FOR THE YEAR 2000
---------------------------------

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any computer program that has date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a temporary inability to process transactions or engage in normal manufacturing or other business activities.

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

The Company's internal and manufacturing software was upgraded in fiscal 1999 to a version that the vendors have represented to be Year 2000 compliant. The expense incurred by the Company to achieve compliance has not been material. The Company intends to test that software during 1999.

The Company is in process of verifying whether our suppliers are Year 2000 compliant. The Company's bank and payroll service company have provided assurances of their Year 2000 compliance. However, there can be no assurance that all of the Company's vendors will achieve compliance on a timely basis. In the event of any such noncompliance by vendors, an adverse effect to the Company's operations and financial results could occur. The Company has not developed any contingency plan to address the possibility of vendor-related Year 2000 problems.

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


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
-----------------------------------------------------

None.

                                    PART III
                                    --------
     ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS,
     ---------------------------------------------------------------------
                COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
                -------------------------------------------------

NAME                              AGE                           OFFICE
-------------------------------------------------------------------------------

Paul Mendez                       56               Chairman of the Board,
                                                   President and Director

Howard L. Kogen                   59               Chief Operating Officer
                                                   /Executive Vice President

Antoine J. Sayour                 49               Senior Vice President

Jeffrey Cohen                     42               Vice President-Finance

Peter Barotz                      70               Director

Orhan I. Sadik-Khan               69               Director

Ronald A. Levin                   56               Director

Hilary B. Miller                  48               Director

Harry B. Levine                   63               Director


Directors hold office for a period of two years from the Annual Meeting of Shareholders at which they are elected or until their successors are duly elected and qualified. At the 1998 Annual Meeting, Mr. Sadik-Khan, Mr. Ronald Levin and Mr. Harry Levine were elected to serve until the 2000 Annual Meeting. At the 1997 Annual Meeting, Mr. Mendez, Mr. Barotz and Mr. Miller were elected to serve until the 1999 Annual Meeting.

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

Peter Barotz was elected a director of the Company in April 1993. Mr. Barotz, for more than the last six years, has been engaged primarily as a private investor. Mr. Barotz has also served as President of Panda Capital Corp.; a New Rochelle, New York based business engaged in the export business.

Orhan Sadik-Khan was elected a director of the Company in April 1993. Mr. Sadik-Khan serves as Chairman of New England Business Group and
Mideastonline.com. Mr. Sadik-Kahn is also a Director of Imagine Tile.

Ronald A. Levin, since 1991, has been a partner in the certified public accounting firm of Levin, Bartlett & Co., Franklin Lakes, New Jersey.

Hilary B. Miller has been President of Stanger, Miller, Inc. since 1987. His company is a private investment firm located in Greenwich, CT.

Harry B. Levine has served as President of Levine Securities, Inc. for more than six years. His firm is a member of the New York Stock Exchange.

There are no family relationships between any director or officer and any other director or officer.

The Board of Directors has no standing committees.

The Registrant is not aware of any Section 16(a) filing deficiencies.



ITEM 10. EXECUTIVE COMPENSATION
-------------------------------

The following table sets forth certain information with respect to cash compensation paid or accrued by the Company, for services rendered to the Company during the fiscal year ended April 30, 1999, to each of the executive officers of the Company whose aggregate remuneration exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

                                                                     Long-Term
                                       Annual Compensation         Compensation
Name and Principal               Fiscal                             Options/SAR
    Position                     Year      Salary       Bonus          Awards
--------------------------------------------------------------------------------

Paul Mendez                      1999      $200,000    $123,809        -0-
Chairman and                     1998       200,000      49,794        -0-
President                        1997       200,000     184,031        -0-


Howard L. Kogen                  1999      $145,000    $ 31,416        -0-
Chief Operating Officer/         1998       140,000      19,313        -0-
Executive Vice President         1997       138,000      47,186        -0-


Antoine J. Sayour                1999      $126,873    $ 21,465        -0-
Senior Vice President            1998       122,955      13,201        -0-
                                 1997       118,420      32,267        -0-


Jeffrey Cohen                    1999      $ 98,077    $ 15,000        -0-
Vice President-Finance           1998        52,135      15,000        -0-
                                 1997         -0-          -0-         -0-

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END
--------------------------------------------------------------
OPTION/SAR VALUES
-----------------


                                                 NUMBER OF
                                                 SECURITIES      VALUE OF
                                                 UNDERLYING      UNEXERCISED
                                                 UNEXERCISED     IN-THE-MONEY
                          SHARES                 OPTION/SAR'S    OPTIONS/SAR'S
                          ACQUIRED               AT FY-END (#)   AT FY-END ($)
                          ON          VALUE      EXERCISABLE/    EXERCISABLE/
NAME                      EXERCISE    REALIZED   UNEXERCISABLE   UNEXERCISABLE
----                     ----------  ---------- --------------- ---------------

Paul Mendez                 -0-         -0-       1,000,000/      $192,260/
                                                   -0                -0

Howard L. Kogen             -0-         -0-         373,600/      $ 95,316
                                                     26,400       $  4,884

Antoine J. Sayour           -0-         -0-         274,800/      $ 68,538/
                                                     25,200       $  4,662

Jeffrey Cohen               -0-         -0-          12,000/      $   -0-
                                                     68,000       $   -0-


STOCK OPTIONS
-------------

The Company adopted an Incentive and Non-Qualified Stock Option Plan (the "Plan") which provided for the granting of not more than 1,700,000 shares of Common Stock. The Plan is open to officers, directors and certain employees of the Company and will expire on April 30, 2008. Subject to the provisions of the Plan with respect to death, retirement and termination of employment, the maximum period during which each Option may be exercised may be fixed by the Board at the time each Option is granted but shall in no event exceed ten (10) years. Options for an aggregate of 1,154,000 shares of Common Stock at exercise prices ranging from $0.15 to $0.625 were outstanding under the Plan as of April 30, 1999.

Included in the aggregate outstanding were options to purchase 40,000 shares at $.50 per share issued during the fiscal year ended April 30, 1999. No options were exercised during the fiscal year. No options expired during the fiscal year.

DIRECTORS' COMPENSATION AND SAR AWARDS
--------------------------------------

Directors of the Company who are not also executive officers of the Company receive an annual retainer of $12,000 plus $1,000 for each Board meeting they attend. In addition each director, other than Mr. Mendez, is granted the right to receive a cash payment equal to the increase in value of 40,000 shares of the Company's Common Stock from the date of their first election or appointment to the Board, and payable upon, the earliest to occur of various qualifying events. The Company may, at its sole option, defer payment for a maximum of 24 months from the date of a valid notice of exercise of these rights. The Company recorded a total liability of approximately $42,000 as of April 30, 1999 (versus an accrual of $61,000 at April 30, 1998) in respect of these rights.

Concurrently with the execution of Mr. Mendez' Employment Agreement, and as additional consideration thereunder, Mr. Mendez and the Company entered into a stock appreciation rights agreement pursuant to which Mr. Mendez was granted the right to receive, in cash, the appreciation value (the "Appreciation Rights") with respect to 1,000,000 shares of Common Stock. The Appreciation Rights are exercisable in pro rata installments over a five-year period and have initial value prices ("base prices") as follows: 400,000 Appreciation Rights have a base price of $.125 per share; 200,000 Appreciation Rights have a base price of $.25 per share; 200,000 Appreciation Rights have a base price of $.50 per share; and 200,000 Appreciation Rights have a base price of $.75 per share. The Company recorded a total liability of approximately $192,000 as of April 30, 1999 (versus a liability of $281,000 at April 30, 1998) in respect of these rights.

EMPLOYMENT AGREEMENTS
---------------------

Mr. Mendez and the Company entered into an employment agreement (the "Mendez Employment Agreement") which provides, among other things, that Mr. Mendez, in consideration for his services as Chairman of the Board and Chief Executive Officer of the Company, will be paid a base salary at the rate of $200,000 per annum and incentive compensation equal to a percentage of the annual earnings, before interest and taxes (as adjusted by the Board of Directors for certain extraordinary and other non-recurring events and as more fully described in the Mendez Employment Agreement)("Adjusted EBIT") of the Company. Generally, Mr. Mendez will be entitled to receive an amount equal to 6% of Adjusted EBIT if the Company's Adjusted EBIT for any fiscal year is between $500,000 and $1 million and 8% of the Adjusted EBIT if the Company's Adjusted EBIT for any fiscal year is greater than $1 million. In addition, Mr. Mendez is entitled to participate, at no cost or expense to him, in all employee benefit programs maintained by the Company to the extent that such programs are available generally to executive officers, provided that the aggregate annual value to Mr. Mendez of such benefits does not exceed $37,000. To the extent that the aggregate value of such benefits does not exceed $37,000, Mr. Mendez may elect to receive the differential in cash or applied to other fringe benefits of his selection.

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


The Company entered into an extension of an employment agreement with Mr. Kogen effective May 1, 1999 and expiring April 30, 2000. In consideration of his services as Executive Vice President and Chief Operating Officer of the Company,
(i) Mr. Kogen is to receive an annual salary of $155,000 effective May 1, 1999 and (ii) will receive a bonus based on the Operating Income of the Company. Mr. Kogen's employment agreement also contains a six-month non-competition provision following the term of the agreement or any extension thereof.

The Company entered into an extension of an employment agreement with Mr. Sayour effective May 1, 1999 and expiring April 30, 2000. In consideration of his services as Senior Vice President of the Company, (i) Mr. Sayour is to receive an annual salary of $132,000 effective May 1, 1999 and (ii) will receive a bonus based on the Operating Income of the Company. Mr. Sayour's employment agreement also contains a six-month non-competition provision following the term of the agreement or any extension thereof.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
------------------------------------------------------------
         MANAGEMENT.
         -----------

The following table sets forth certain information as of June 30, 1999 (except for employee stock option information which is as of April 30, 1999) regarding
(i) the ownership of Common Stock of the Company by each person who is known to the management of the Company to have been the beneficial owner of more than 5% of the outstanding shares of the Company's Common Stock, (ii) the ownership interests of each present director, (iii) the ownership interests of the Chief Executive Officer and other executive officers of the Company whose total annual salary and bonus exceeded $100,000 during the fiscal year ended April 30, 1999 and (iv) the ownership interests of all directors and executive officers of the Company as a group.



Title of        Name and Address       Position                Amount and Nature of    % of
of Class        of Beneficial Owner    With Company            Beneficial Ownership    Class
-----------------------------------------------------------------------------------------------

Common Stock    Paul Mendez            Chairman of the Board     2,478,984(1)          43.4%
$.01 par value  39-27 59th Street      Chief Executive Officer
                Woodside, NY           and Director



                Ildar Idris            None                        353,334(1)           6.2%
                15 Horvath Strasse
                Grfeling 8032,
                West Germany

                Carol Mendez           None                      1,164,250             20.4%
                39-27 59th Street
                Woodside, NY

                Howard L. Kogen        Chief Operating Officer/    392,900(2)           6.9%
                                       Executive Vice President

                Antoine J. Sayour      Senior Vice                 295,100(3)           5.2%
                                       President

                Jeffrey Cohen          Vice President-Finance       12,000(4)            .2%





                Orhan I. Sadik-Khan    Director                           1(1)            0%


                Hilary B. Miller       Director                     12,000(5)            0.2%


                Ronald A. Levin        Director                        -0-                --


                Peter Barotz           Director                        -0-(1)             --

                Harry B. Levine        Director                        -0-               --


                All executive officers                           3,190,984(1)(2)(3)     55.8%
                and directors as                                             (4)(5)
                a group (6 persons)



Title of        Name and Address       Position                Amount and Nature of    % of
of Class        of Beneficial Owner    With Company            Beneficial Ownership    Class
--------------------------------------------------------------------------------------------------

Class A         Paul Mendez            Chairman of the Board   2,478,983(1)            49.3%
Common Stock    39-27 59th Street      Chief Executive Officer
$.01 par value  Woodside, NY           and Director



                Ildar Idris            None                      353,334(1)             7.0%
                15 Horvath Strasse
                Grfeling 8032,
                West Germany

                Carol Mendez           None                    1,164,250               23.2%
                39-27 59th Street
                Woodside, NY

                Howard L. Kogen        Chief Operating Officer/   19,300(2)             0.4%
                                       Executive Vice President

                Antoine J. Sayour      Senior Vice                20,300(3)             0.4%
                                       President

                Jeffrey Cohen          Vice President-Finance        -0-(4)               --

                Orhan I. Sadik-Khan    Director                      -0-(1)               --

                Hilary B. Miller       Director                   12,000(5)             0.2%

                Ronald A. Levin        Director                      -0-                 --





                Peter Barotz           Director                      -0-(1)              --

                Harry B. Levine        Director                      -0-                 --


                All executive officers                         2,530,583(1)(2)(3)      50.4%
                and directors as a                                         (4)(5)
                group (6 persons)


(1) Pursuant to a voting agreement with certain shareholders of the Company, Paul Mendez, Carol Mendez and the other parties thereto agreed that all shares of Common Stock held by Naomi Pollack, Nathan Barotz, Celia Barotz and Lam Investment Co. (the "Barotz Group"), Orhan Sadik-Khan, Dr. Ildar Idris, Karim Sadik-Khan, Janette Sadik-Khan, Sadik-Kahn Family Trust (the"Sadik-Khan Group"), Carol Mendez and Mr. Mendez shall be voted so that the Board of Directors of the Company shall consist of six persons elected by the holders of the Common Stock as follows: Mr. Sadik-Khan (or his designee), Mr. Barotz (or his designee), Mr. Mendez and three persons designated by Mr. Mendez.

 (2) Includes 19,300 shares of Common Stock beneficially owned by Mr. Kogen with his wife as joint tenants and 373,600 shares of Common Stock underlying presently exercisable options.

(3) These shares include 20,300 shares of Common Stock beneficially owned by Mr. Sayour with his wife as joint tenants and 274,800 of Common Stock underlying presently exercisable options.

(4) Includes 12,000 shares of Common Stock underlying presently exercisable options for Mr. Cohen.

(5) These shares include 2,000 shares of Common Stock and 2,000 shares of Class A Common Stock which are owned by Mr. Miller's wife, as to which he disclaims beneficial ownership.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

On June 21, 1995, the Company signed a Stock Purchase Agreement to purchase 1,072,988 shares of the Company's $.01 par Value Common Stock held by certain members of the family of the late George May at $.45 per share. Terms of the agreement provide for a cash payment in the amount of $174,448 and a five (5) year note in the amount of $308,397 bearing interest at 12% per annum. Interest is to be paid monthly. The principal is to be paid in five equal annual installments of $61,679. The Company's obligation under the note is collateralized by a pledge by the Company to the noteholder of 685,326 shares of the Company's Common Stock.


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

In September 1998, pursuant to an Option and Escrow Agreement, the Company repurchased from the May family an additional 536,494 shares of Common Stock and 536,494 shares of its Class A Common Stock (which were retired) at an agreed upon price of $.575 per share. A cash payment in the amount of $308,485 was paid and five, five-year notes, in the cumulative amount of $308,485, bearing interest at 11.5% per annum were issued. Principal payments on the notes will be made in five equal, cumulative installments of $61,697. Interest on the notes is to be paid monthly. The notes are collateralized by the repurchased shares of the Company's Common Stock which are held in escrow.

Multiplex Electrical Services, Inc.("Multiplex"), which is owned by the family of Paul Mendez, is one of 70 distributors of the LSN 2000. During the fiscal year the Company had sales of approximately $184,000 to Multiplex. Sale of the products to Multiplex was on the same terms as other distributors. The Company also purchased approximately $55,000 of product and engineering services from Multiplex. The Company believes the terms and conditions of such transactions were fair and reasonable.


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

          10(c) Company's 1986 Incentive and Non-Qualified Stock Option Plan
               [incorporated by reference to Exhibit A to the Company's Proxy Statement for the Annual Meeting of Shareholders dated January 5, 1987].

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

          10(f)Stock Purchase Agreement dated June 21, 1995 between the Company and Helen May, etal and [incorporated by reference to Exhibit 10(l) to the Company's Report on Form 10-K dated April 30, 1995]. . 10(g)Option & Escrow Agreement dated July 14, 1995 between the Company and Helen May, etal and [incorporated by reference to
               Exhibit 10(m) to the Company's Report on Form 10-K dated April 30, 1995].

          10(h) Purchase Agreement dated as of March 27, 1997 between Norwood
               Venture Corporation and The Company and related subordinated promissory note (incorporated by reference to Exhibit 2.1 and 4.1 to the Company's Report on Form 8-K dated March 27, 1997].

          10(i) Loan Agreement dated as of April 29, 1999 among the Company.,
               FRCM Case Acme Inc., Fire Service Inc., BRD FRCM Service, Inc. and Fleet Bank, N.A.

          10(j) Security Agreement dated as of April 29, 1999 between the
               Company and Fleet Bank, N.A.

          22 SUBSIDIARIES OF THE COMPANY

(b)      Reports on Form 8-K- NONE


                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     FIRECOM, INC.


                                                       s/s Paul Mendez
Date: July 27, 1999                                  By_________________________
                                                       Paul Mendez, Chairman of
                                                       the Board, President and
                                                       Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature                     Title                                     Date

s/s Paul Mendez               Chairman of the Board,              July 27, 1999
-------------------------     President and Chief
Paul Mendez                   Executive Officer


s/s Jeffrey Cohen             Vice-President-Finance,             July 27, 1999
------------------------      Chief Financial Officer
Jeffrey Cohen                 and Principal Accounting Officer


s/s Peter Barotz              Director                            July 27, 1999
------------------------
Peter Barotz


s/s Hilary B. Miller          Director                            July 27, 1999
------------------------
Hilary B. Miller


s/s Ronald A. Levin           Director                            July 27, 1999
------------------------
Ronald A. Levin

s/s Orhan I. Sadik-Khan       Director                            July 27, 1999
------------------------
Orhan I. Sadik-Khan

s/s Harry B. Levine           Director                            July 27, 1999
--------------------
Harry B. Levine

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

CONSOLIDATED FINANCIAL STATEMENTS:

     CONSOLIDATED BALANCE SHEET                                              F-3

     CONSOLIDATED STATEMENTS OF INCOME                                       F-4

     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY                         F-5

     CONSOLIDATED STATEMENTS OF CASH FLOWS                               F-6-F-7

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                          F-8-F-19

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders of
 Firecom, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheet of Firecom, Inc. and Subsidiaries as of April 30, 1999, and the related consolidated statements of income, stockholders' equity and cash flows for the years ended April 30, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Firecom, Inc. and Subsidiaries as of April 30, 1999, and the consolidated results of their operations and their cash flows for the years ended April 30, 1999 and 1998, in conformity with generally accepted accounting principles.






Roseland, New Jersey
June 17, 1999

                         FIRECOM, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                 April 30, 1999

                                     ASSETS

CURRENT ASSETS:
Cash and cash equivalents                            $ 4,061,000
Accounts receivable, less allowance for
 doubtful accounts of $400,000                         3,578,000
Inventories                                            1,912,000
Deferred tax asset                                       712,000
Prepaid expenses and other current assets                238,000
                                                     ------------

Total current assets                                                 10,501,000

PROPERTY, PLANT AND EQUIPMENT, net                                      613,000

INTANGIBLE ASSETS, less accumulated amortization
 of $83,000                                                              77,000
                                                                    -----------

                                                                    $11,191,000
                                                                    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of notes payable                     $   358,000
Line of credit borrowing                                 800,000
Accounts payable                                       1,040,000
Accrued expenses and other current liabilities         1,597,000
                                                     -----------

Total current liabilities                                             3,795,000

LONG-TERM LIABILITIES:
Notes payable, less current portion                    1,063,000
Accrued compensation                                     235,000
Deferred tax liability                                    60,000
                                                     -----------

Total long-term liabilities                                           1,358,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, par value $1,
 authorized 1,000,000 shares, none issued
Common Stock, par value $.01,
 authorized 30,000,000 shares,
 issued 7,281,424, outstanding 5,713,935                  73,000
Class A Common Stock, par value $.01,
 authorized 10,000,000 shares,
 issued 6,060,457, outstanding 5,029,463                  60,000
Capital in excess of par value                         2,781,000
Retained earnings                                      4,350,000
                                                     -----------

                                                       7,264,000
Less treasury stock, at cost, 1,567,489 shares
 of Common Stock and 1,030,994 shares of
 Class A Common Stock                                  1,226,000
                                                     -----------

Total stockholders' equity                                            6,038,000
                                                                   ------------

                                                                   $ 11,191,000
                                                                   ============


          See accompanying notes to consolidated financial statements

                         FIRECOM, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                       Years Ended April 30, 1999 and 1998


                                                        1999           1998
                                                    ------------   ------------
NET SALES:
  Product                                           $ 10,830,000   $  7,820,000
  Services                                             6,540,000      6,325,000
                                                    ------------   ------------

                                                      17,370,000     14,145,000
                                                    ------------   ------------
COST OF SALES:
  Product                                              6,899,000      4,604,000
  Services                                             3,924,000      3,689,000
                                                    ------------   ------------

                                                      10,823,000      8,293,000
                                                    ------------   ------------

GROSS PROFIT                                           6,547,000      5,852,000
                                                    ------------   ------------

OPERATING EXPENSES:
  Selling, general and administrative                  3,801,000      4,217,000
  Research and development                               702,000        675,000
                                                    ------------   ------------

    Total operating expenses                           4,503,000      4,892,000
                                                    ------------   ------------

INCOME FROM OPERATIONS                                 2,044,000        960,000
                                                    ------------   ------------

OTHER INCOME (EXPENSE):
  Interest income                                        189,000        115,000
  Interest expense                                      (228,000)      (231,000)
  Other                                                   (2,000)        15,000
                                                    ------------   ------------

                                                         (41,000)      (101,000)
                                                    ------------   ------------

INCOME BEFORE INCOME TAX EXPENSE                       2,003,000        859,000

INCOME TAX EXPENSE                                       899,000        305,000
                                                    ------------   ------------

NET INCOME                                          $  1,104,000   $    554,000
                                                    ============   ============

NET INCOME PER COMMON SHARE
  Basic                                             $       0.10   $       0.05
                                                    ============   ============

  Diluted                                           $       0.10   $       0.05
                                                    ============   ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES USED IN
 COMPUTING NET INCOME PER COMMON SHARE
  Basic                                               11,111,000     11,130,000
                                                    =============  =============

  Diluted                                             11,549,000     12,236,000
                                                    ============   ============


          See accompanying notes to consolidated financial statements

                         FIRECOM, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       Years Ended April 30, 1999 and 1998


                                         Series A
                                      Preferred Stock             Common Stock         Class A Common Stock
                                   --------------------    ------------------------    ---------------------
                                   Shares      Amount        Shares      Amount          Shares    Amount
                                   ------   -----------    ---------- -------------    ---------- ----------

BALANCES, April 30, 1997            1,200   $ 1,437,000     5,412,338    $   54,000           --  $    --

SERIES A PREFERRED
 STOCK DIVIDEND

CONVERSION OF CLASS A
 COMMON STOCK TO
 COMMON STOCK                                                 200,925         2,000     (200,925)  (2,000)

CONVERSION OF SERIES A
 PREFERRED STOCK TO
 COMMON STOCK                      (1,200)   (1,437,000)    1,149,600        11,000

WARRANTS EXERCISED                                            377,250         4,000

STOCK DIVIDEND -
 ISSUANCE OF CLASS A
 COMMON STOCK                                                                          6,939,188   69,000

NET INCOME
                              -----------   -----------     ---------     ---------    ---------   ------

BALANCES, April 30, 1998               --            --     7,140,113        71,000    6,738,263   67,000

CONVERSION OF CLASS A
 COMMON STOCK TO
 COMMON STOCK                                                 141,311         2,000     (141,311)  (2,000)

PURCHASE OF MAY FAMILY
 STOCK PURSUANT TO
 OPTION AND ESCROW
 AGREEMENT (SEE NOTE 9)                                      (536,495)       (5,000)

EFFECT OF DISTRIBUTOR
 STOCK OPTIONS

NET INCOME
                              -----------    -----------    -----------   ---------    ---------   ------

BALANCES, April 30, 1999               --    $        --      7,281,424      73,000    6,060,457   60,000
                              ===========    ===========    ===========   =========    =========   ======



                              Capital in
                               Excess of     Retained          Treasury Stock
                               Par Value     Earnings       Shares        Amount         Total
                              -----------   -----------    ---------- -------------  -------------

BALANCES, April 30, 1997      $   890,000     3,687,000     1,030,994   $(1,226,000)  $4,842,000

SERIES A PREFERRED
 STOCK DIVIDEND                                (905,000)                                (905,000)

CONVERSION OF CLASS A
 COMMON STOCK TO
 COMMON STOCK

CONVERSION OF SERIES A
 PREFERRED STOCK TO
 COMMON STOCK                   1,426,000

WARRANTS EXERCISED                448,000                                                452,000

STOCK DIVIDEND -
 ISSUANCE OF CLASS A
 COMMON STOCK                                   (69,000)    1,030,994

NET INCOME                                      554,000                                  554,000
                              -----------   -----------   -----------   -----------    ---------

BALANCES, April 30, 1998        2,764,000     3,267,000     2,061,988    (1,226,000)   4,943,000

CONVERSION OF CLASS A
 COMMON STOCK TO
 COMMON STOCK

PURCHASE OF MAY FAMILY
 STOCK PURSUANT TO
 OPTION AND ESCROW
 AGREEMENT (SEE NOTE 9)                         (21,000)      536,495                    (26,000)

EFFECT OF DISTRIBUTOR
 STOCK OPTIONS                     17,000                                                 17,000

NET INCOME                                    1,104,000                                1,104,000
                              -----------   -----------   -----------   -----------    ---------

BALANCES, April 30, 1999      $ 2,781,000   $ 4,350,000     2,598,483   $(1,226,000)  $6,038,000
                              ===========   ===========   ===========   ===========   ==========

                         FIRECOM, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       Years Ended April 30, 1999 and 1998


                                                               1999               1998
                                                       -----------------  -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                             $      1,104,000   $        554,000
Adjustments to reconcile net income to net cash
 provided by operating activities:
Depreciation and amortization                                   229,000            209,000
Provision for doubtful accounts                                 (55,000)           417,000
Amortization of loan fees                                                           22,000
Deferred income tax credit                                      (46,000)          (140,000)
Other miscellaneous credits                                     (15,000)
Distributor stock option expense                                 17,000
Increase (decrease) in cash attributable to
 changes in assets and liabilities:
Accounts receivable                                            (779,000)         1,254,000
Inventories                                                    (411,000)          (192,000)
Prepaid expenses and other current assets                       (98,000)           (58,000)
Accounts payable                                                284,000             64,000
Accrued expenses and other current liabilities                  483,000            214,000
Income taxes payable                                                              (102,000)
Accrued compensation                                           (108,000)            87,000
                                                       -----------------  -----------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                       605,000          2,329,000
                                                       -----------------  -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment                     (132,000)          (181,000)
Acquisition of business                                                           (150,000)
                                                       -----------------  -----------------

NET CASH USED IN INVESTING ACTIVITIES                          (132,000)          (331,000)
                                                       -----------------  -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of notes payable                                    (608,000)          (306,000)
Payments on line of credit borrowing                           (500,000)
Proceeds from line of credit borrowing                          800,000            500,000
Proceeds from sale of common stock                                                 452,000
Payment for preferred stock dividends                                             (905,000)
Payments on purchase of redeemable stock                       (308,000)
                                                       -----------------  -----------------

NET CASH USED IN FINANCING ACTIVITIES                          (616,000)          (259,000)
                                                       -----------------  -----------------

NET INCREASE (DECREASE) IN CASH  AND CASH EQUIVALENTS          (143,000)         1,739,000

CASH  AND CASH EQUIVALENTS:
Beginning of year                                             4,204,000          2,465,000
                                                       -----------------  -----------------

End of year                                            $      4,061,000   $      4,204,000
                                                       =================  =================

                         FIRECOM, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)
                       Years Ended April 30, 1999 and 1998


                                                                        1999               1998
                                                                  -----------------  -----------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid for interest during the year                           $        224,000   $        241,000
                                                                  =================  =================

 Cash paid for income taxes during the year                       $        964,000   $        630,000
                                                                  =================  =================

SUPPLEMENTAL DISCLOSURES OF NON CASH INVESTING AND
 FINANCING ACTIVITIES:

Note payable issued for acquisition of business                   $              -   $        135,000
                                                                  =================  =================

Issuance of Class A Common Stock dividend                         $              -   $         69,000
                                                                  =================  =================

Conversion of Series A Preferred Stock to Common Stock            $              -   $      1,437,000
                                                                  =================  =================

Conversion of Class A Common Stock to Common Stock                $          2,000   $          2,000
                                                                  =================  =================

Notes payable issued for the purchase of May Family
  stock, pursuant to Option
  and Escrow Agreement (See Note 9)                               $        308,000   $              -
                                                                  =================  =================

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

          INTANGIBLE ASSETS - Customer lists, software, drawings and design approvals are amortized using the straight-line method over the estimated useful lives of the assets ranging from three to five years.

          ADVERTISING COSTS - The Company expenses costs of advertising and promotion as incurred. Advertising expenses included in selling, general and administrative expenses for the years ended April 30, 1999 and 1998 were approximately $182,000 and $156,000, respectively.

                           FIRECOM, INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

          EFFECT OF COMMON STOCK DIVIDEND - All earnings per share information and all share information in these notes have been restated giving effect to the distribution of Class A Common Stock (which is convertible on a share for share basis to Common Stock) which took place on December 17, 1997 (see Note 10). The only distinction between the two classes is that the Common Stock has one (1) vote per share and the Class A Common Stock has thirty (30) votes per share and generally cannot be transferred without conversion into Common Stock. Unless otherwise indicated, all references to Common Stock and Class A Common Stock throughout these notes are collectively referred to as Common Stock.

          NET INCOME PER COMMON SHARE - Statement of Financial Accounting Standards No. 128, "Earnings Per Share" requires dual presentation of basic and diluted income per share for all periods presented. Basic income per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income of the Company.

                           FIRECOM, INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED).

           A reconciliation of the income, weighted-average shares and earnings per share (EPS) shares used in both calculations follows:


                                             YEAR ENDED APRIL 30, 1999

                                      INCOME          SHARES            EPS
                                      ------          ------            ---

Basic EPS
 Net income applicable to common
  shareholders                     $ 1,104,000     11,111,000        $   0.10

 Effect of stock options                              438,000
                                   -----------     ----------        --------

 Diluted EPS
   Net income applicable to common
    shareholders                   $ 1,104,000     11,549,000        $   0.10
                                   ===========     ==========        ========


                                             YEAR ENDED APRIL 30, 1998

                                      INCOME          SHARES            EPS
                                      ------          ------            ---

Basic EPS
 Net income applicable to common
  shareholders                     $   554,000     11,130,000        $   0.05

 Effect of stock options                            1,106,000
                                   -----------     ----------        --------

 Diluted EPS
   Net income applicable to common
    shareholders                   $   554,000     12,236,000        $   0.05
                                   ===========     ==========        ========


          Unexercised employee stock options to purchase 173,153 shares of the Company's Common Stock as of April 30, 1999 were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the Company's Common Stock.

                           FIRECOM, INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED).

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


NOTE 2 -  ACQUISITION:

          In June 1997, the Company entered into an agreement to purchase various assets totaling $285,200, of which $150,000 was paid upon closing and the balance of $135,200 is payable, in the form of a note, quarterly through August 2000, with interest at 10% per annum.


NOTE 3 -  INVENTORIES:

          Inventories consist of the following at April 30, 1999:

              Raw materials and sub-assemblies         $  1,909,000
              Work-in-progress                                3,000
                                                       ------------
                                                       $  1,912,000
                                                       ============


NOTE 4 -  PROPERTY, PLANT AND EQUIPMENT:

          Property, plant and equipment consists of the following at April 30, 1999:

            Leasehold improvements                             $    323,000
            Manchinery and equipment                                766,000
            Furniture and fixtures                                  530,000
                                                               ------------
                                                                  1,619,000
            Less accumulated depreciation and amortization        1,006,000
                                                               ------------
                                                               $    613,000
                                                               ============

          The Company owns its headquarters building located in Woodside, New York. The building is approximately 15,000 square feet. Because of purchase accounting, it is carried at no value on the books of the Company.

                           FIRECOM, INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 -  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

          Accrued expenses and other current liabilities consist of the following at April 30, 1999:

           Vacation pay                         $  269,000
           Incentive compensation                  154,000
           Payroll                                 150,000
           Fringe benefits                         234,000
           Deferred revenues                       252,000
           Other                                   538,000
                                                ----------

                                                $1,597,000
                                                ==========


NOTE 6 -  NOTES PAYABLE:

          Notes payable consist of the following at April 30, 1999:


                                                            Interest
                                                              Rate
                                                            --------

Purchase Agreement, (See Note 9) in annual
installments of $61,679, plus interest, through
June 2000                                                      12%       $ 123,000

Note payable to Norwood Venture Corp., pursuant
to Stock Purchase Agreement, (See Note 9) in quarterly
installments of $71,755, including interest,
through March 2003                                             10%         937,000


Notes payable to May Family, pursuant to the Option and
Escrow Agreement, (see Note 9), in annual installments
of $61,697, plus interest, through September 2003,
collaterialized by shares of the Company's Common Stock
held in escrow                                                11.5%        308,000

Note payable to BRD Systems, Inc., pursuant to
acquisition of certain assets, in quarterly
installments of $9,586, including interest,
through August 2000                                            10%          53,000
                                                                         -----------

                                                                          1,421,000
Less current portion                                                        358,000
                                                                         -----------

                                                                         $1,063,000
                                                                         ===========

                           FIRECOM, INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - NOTES PAYABLE (CONTINUED):


          Aggregate future principal payments are as follows:

               Years ended April 30:
                                        2000           $  358,000
                                        2001              363,000
                                        2002              306,000
                                        2003              332,000
                                        2004               62,000
                                                       -----------
                                                       $1,421,000
                                                       ===========

          In April 1999, the Company refinanced its line of credit under an agreement witha new bank. Under the new line of credit, the Company may borrow up to $5,000,000, with interest, at the bank's agreed rate (4.94% at April 30, 1999) plus 1 3/4%. Borrowings under the line of credit are secured by substantially all of the Company's assets, excluding real estate and have been guaranteed by the Company. Any borrowings under the line of credit outstanding in April 2001, which have been drawn upon for acquisition purposes (as defined in the line of credit agreement), will be converted into a 5 year term note payable in monthly installments, plus interest. In April 2002, any borrowings outstanding that are not repaid in total, will be converted into a 4-year term note, payable in monthly installments, plus interest. Borrowings under the line of credit at April 30, 1999 were $800,000.

          The line of credit contains certain covenants.

NOTE 7 -  STOCK OPTIONS, STOCK APPRECIATION RIGHTS AND WARRANTS:

          STOCK OPTIONS - The Company maintains a stock option plan (the "Plan") which expires April 30, 2008. The Common Stock reserved for issuance under the Plan is 1,700,000 shares. Information relating to the stock options under the Plan during the years ended April 30, 1999 and 1998 is as follows:


                                                        Number       Per Share
                                                      of Shares     Option Price
                                                      ---------     ------------

               Outstanding at April 30, 1997          1,013,340     $  .15-.375

               Granted                                  160,660           0.625
               Expired                                  (60,000)          0.375
                                                      ----------   -------------

               Outstanding at April 30, 1998          1,114,000        .15-.625

               Granted                                   40,000
                                                                           0.50
                                                      ----------   -------------

               Outstanding at April 30, 1999          1,154,000        .15-.625
                                                      ----------   -------------


               Exercisable at April 30, 1999            877,312     $  .15-.625
                                                      ==========   =============

          The weighted average exercise price of outstanding options, as of April 30, 1999 was $.31 an option.

                           FIRECOM, INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - STOCK OPTIONS, STOCK APPRECIATION RIGHTS AND WARRANTS (CONTINUED):


          The Company has adopted the disclosure-only requirements of Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation" when accounting for equity transactions with employees. The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plans. Had compensation cost for the plan been determined based on the fair value of the options at the grant dates, consistent with SFAS No. 123, the Company's net income applicable to common shareholders and net income per share applicable to common shareholders would have been adjusted to the pro forma amounts indicated below:

                                                          Year Ended April 30,
                                                       -------------------------
                                                            1999         1998
                                                       ------------    --------
Net income applicable to common shareholders:
  As reported                                            $1,104,000    $554,000
  Pro forma                                               1,092,000     543,000

Net income per share applicable to common shareholders:
  Basic, as reported                                           0.10        0.05
  Diluted, as reported                                         0.10        0.05

  Basic, pro forma                                             0.10        0.05
  Diluted, pro forma                                           0.09        0.04

          The fair value of each option grant is estimated on the date of grant using the Black-Scholes Option Pricing Model with the following weighted average assumptions used for grants in 1999 and 1998 respectively: risk-free interest rate of 5% and 6%, respectively; no dividend yield; expected lives of 10 years; and expected volatility of approximately 29% and 44%, respectively.

          STOCK APPRECIATION RIGHTS - The Company has stock appreciation rights agreements (SARs) with certain officers and directors, which grants them the right to receive in cash the excess of the fair market value
          (FMV) of a common share over the base price (as defined in the agreements). The following summarizes the SARs, which have been adjusted to reflect the stock dividend (see Notes 1 and 10), at April 30, 1999:

                     Rights          Rights            Base
                     Granted       Excercisable        Price          FMV
                  -------------  ---------------     ---------     ---------

            (A)      400,000          400,000         $ 0.125       $ 0.49
            (A)      200,000          200,000           0.25          0.49
            (A)      200,000          200,000           0.50          0.49
            (A)      200,000          200,000           0.75          0.49
            (B)       40,000           40,000           0.47          0.49
            (B)       40,000           40,000           0.60          0.49
            (B)      120,000          120,000           0.14          0.49

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

          Selling, general and administrative expenses include a charge (credit) of approximately ($108,000) and $86,000 for the years ended April 30, 1999 and 1998, respectively, for compensation as a result of the SARs. As of April 30, 1999, 40,000 rights have been exercised amounting to approximately $30,000 pursuant to the SARs. At April 30, 1999, the Company has accrued compensation of $235,000 as a result of the SARs.

          WARRANTS - In 1987, in connection with an acquisition, the Company issued warrants to purchase 1,000,000 shares of the Company's Common Stock at an exercise price of $.60 per share. The warrants were exercisable beginning July 31, 1987 for a period of ten years of which warrants to purchase 754,000 shares of Common Stock were exercised on July 22, 1997. Upon redemption of the Series A Preferred Stock (See
          Note 8) by the Company, a proportionate number of the warrants terminated.

          As a result of repaying the convertible notes on July 8, 1994, the rights to purchase 2,666,666 shares of Common Stock were converted into warrants with an exercise price of $.175 per share. The warrants were exercisable immediately with 166,666 expiring quarterly beginning June 1995 through March 1999. As of April 30, 1998, warrants to purchase 1,166,662 shares of Common Stock were exercised, of which all were repurchased by the Company along with the remaining unexercised 1,500,004 warrants (See Note 9).


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

          On July 22, 1997, the Company entered into a Stock Exchange Agreement for the exchange of all of the Series A Preferred Stock for an aggregate of 1,149,600 shares of the Company's Common Stock, pre-stock dividend.


NOTE 9 -  COMMON STOCK:

          On June 21, 1995, the Company signed a Stock Purchase Agreement to purchase 1,072,988 shares of the Company's $.01 par value Common Stock held by certain members of the May Family (the "Shareholders") at $.45 per share. Terms of the Agreement provided for a cash payment in the amount of $174,448 and a five-year note in the amount of $308,397, bearing interest at 12% per annum. Interest is to be paid monthly. The principal is to be paid in five annual installments of $61,679. The Company's obligation under the note is collateralized by a pledge by the Company to the noteholder of 685,326 shares of the Company's Common Stock held in its treasury.

                             FIRECOM, INC. AND SUBSIDIARIES

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - COMMON STOCK (CONTINUED):

          At the same time, the Company and the Shareholders entered into an Option and Escrow Agreement relative to an aggregate of 1,072,988 shares of the Company's Common Stock and Class A Common Stock (the "Option Shares"). Under the terms of this agreement, on September 1, 1998, the Shareholders have the right, but not the obligation, to require the Company to purchase, in whole or in part, their Option Shares (the "Put Option") at a price of $.55 per share. The Put Option is conditional upon the Company meeting certain financial targets, which the Company has not met. Prior to the exercise of the Put Option, the Company had recorded on its balance sheet $590,000 of mandatory redeemable stock. The option date may be deferred at the option of the shareholder until September 1, 1998, provided, however, that the Company may waive the financial target requirement thirty
          (30) days prior to the option date. At any time under this agreement, the Company shall have the right, but not the obligation, to purchase all of the Option Shares, in whole or in part (the "Call Option")at a purchase price of $.625 per share. Payment for the Put Option or the Call Option shall be one-half (1/2) in cash and one-half (1/2) with five-year notes bearing interest at prime plus 3%. The notes issued upon purchase of the Option Shares will be collateralized by a pledge by the Company of shares of its Common Stock. The Shareholders delivered to the Company irrevocable proxies to permit Mr. Paul Mendez, Chairman of the Company, to vote the Option Shares until the expiration of this agreement.

          On March 27, 1997, the Company signed a Purchase Agreement to purchase 1,166,662 shares of the Company's $.01 par value Common Stock at $.70 per share and 1,500,004 warrants at $.525 per warrant held by Norwood Venture Corp. (See Note 7). The terms of the agreement provide for a cash payment in the amount of $320,833 and a six-year subordinated promissory note for $1,283,332, bearing interest at 10% per annum. Principal and interest totaling $71,755 is paid quarterly through March 2003. The note also contains certain financial covenants.

          In September 1998, pursuant to the Option and Escrow Agreement (the "Agreement"), the Company repurchased 536,494 shares of its Common Stock and 536,494 shares of its Class A Common Stock (which were retired) at an agreed upon price of $.575 per share. Pursuant to the agreement a cash payment of $308,485 was paid and the Company issued five, five-year notes, aggregating $308,485, bearing interest at 11.5% per annum were issued. Principal payments on the notes will be made in five installments aggregating $61,697. Interest on the notes is to be paid monthly. The notes are collateralized by the repurchased shares of the Company's Common Stock, which are held in escrow.


NOTE 10 - STOCK DIVIDEND:

          The Company approved an amendment of the Corporation's Certificate of Incorporation to (i) authorize new Class A Common Stock consisting of 10,000,000 shares and having thirty (30) votes per share and (ii) to increase the aggregate number of shares of Common Stock the Corporation is authorized to issue from 10,000,000 to 30,000,000.

          The Company declared a stock dividend on its Common Stock, par value $.01 per share (the "Common Stock"), payable in shares of the newly authorized Class A Common Stock, par value $.01 per share (the "Class A Common Stock"), at the rate of one share of the Class A Common Stock for each share of the Common Stock issued at the close of business on December 5, 1997. The dividend shares were issued on December 17, 1997.

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

                         FIRECOM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - PENSION PLAN CONTRIBUTIONS:

          The Company makes contributions to a union-sponsored multi-employer defined contribution pension plan based on the wages paid to union employees covered under union contracts. Contributions to the multi-employer plan amounted to approximately $129,000 and $108,000 in 1999 and 1998, respectively. The Company has no intention of withdrawing from the plan nor has the Company been informed that there is any intention to terminate the plan.


NOTE 12 - INCOME TAXES:

          The provision for income taxes consists of the following:


                                           Year Ended April 30,
                                       ------------------------------
                                           1999              1998
                                       ------------       -----------

              Current:
                Federal                 $ 562,000         $ 215,000
                State and City            383,000           230,000
                                        ---------         ---------
                                          945,000           445,000
                                        ---------         ---------
              Deferred:
                Federal                   (27,000)          (81,000)
                State and City            (19,000)          (59,000)
                                        ---------         ---------

                                          (46,000)         (140,000)
                                        ---------         ---------

                Total                   $ 899,000         $ 305,000
                                        =========         =========


          The following reconciles the Federal statutory rate to the effective income tax rate:


                                                                 1999      1998
                                                                ------    ------

            Computed tax expense at Federal statutory rate       34 %      34 %
            State and City provision, net of Federal tax         12        13
            Increasing research activities tax credit            (3)       (7)
            Other                                                 2        (4)
                                                                ------   ------

                                                                 45 %      36 %
                                                                =====     =====

                              FIRECOM INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - INCOME TAXES (CONTINUED):

          The components of the Company's deferred tax asset and liability at April 30, 1999 are as follows:

                Allowance for doubtful accounts                   $ 185,000
                Stock appreciation rights                           108,000
                Accrued incentive compensation                       48,000
                Inventories                                         139,000
                Vacation and other fringe benefits                  194,000
                Other                                                38,000
                                                                  ----------
                Deferred tax asset                                  712,000

                Deferred tax liability, tax depreciation
                 in excess of book depreciation                      60,000
                                                                  ----------

                Net deferred tax asset                            $ 652,000
                                                                  ---------

          No valuation allowance was deemed necessary at April 30, 1999 as the Company believes that it is more likely than not that the deferred tax asset will be fully realized based on current projections of future taxable income.


NOTE 13 - COMMITMENTS AND CONTINGENCIES:

          The Company rents various warehouse facilities under noncancellable operating leases running through December 2003. The following are the aggregate future minimum rental payments, as of April 30, 1999:



                    Year ending April 30,
                            2000                                 $ 91,000
                            2001                                   62,000
                            2002                                   36,000
                            2003                                   27,000
                            2004                                   18,000
                                                                  --------

                                                                 $234,000
                                                                 ========

          Rent expense for the years ended April 30, 1999 and 1998 amounted to $94,000 and $59,000, respectively.

          The Company has certain employment agreements with key executives expiring through April 2000. Aggregate annual compensation under these agreements approximates $487,000.

                            FIRECOM, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - COMMITMENTS AND CONTINGENCIES (CONTINUED):

          In connection with the purchase of certain assets (See Note 2), the Company entered into a Consulting and Non-competition Agreement with the President of the company from whom the assets were acquired, and have continuing payment requirements of $25,000 per quarter through September 2000.

          In order to increase the distribution of its products and services on a national level, the Company has established a stock option plan for distributors of its products. The plan provides for the issuance of stock options to purchase the Company's common stock, at a pre-determined price ($.55, which approximated the fair market value of the common stock at the inception of the plan), provided that the distributor purchases a specified dollar amount of the Company's product over a three year period. Under the provisions of SFAS No. 123, and using the fair value assumptions, as disclosed in Note 7, the Company has recorded a charge of approximately $17,000 to operations.

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


NOTE 14 - PURCHASE CONCENTRATIONS:

          For the year ended April 30, 1999 the Company had net purchases of 14% and 10% from two vendors, respectively. The loss of either of these two vendors would not materially hinder the operations of the Company.


NOTE 15 - CONCENTRATION OF CREDIT RISK:

          The Company's cash and cash equivalents, including certificates of deposit, of$4,061,000, are maintained in a financial institution, and at times exceed the Federal Deposit Insurance Corporation coverage of $100,000. Management regularly monitors the financial condition of the financial institution in order to keep the potential risk of loss to a minimum.