Form 10QSB
period 1999-07-31
FIRECOM INC
filed 1999-09-14
CIK 732248

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
--------------------------------------------------------------------------------

FORM 10-QSB-QUARTERLY OR TRANSITIONAL REPORT

        (Mark One)

  | X | QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
  -----
            For the quarterly period ended July 31, 1999

                                       OR

  |   | TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
  ----- ACT OF 1934.


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


As of August 31, 1999, the Registrant had 5,730,735 shares of Common Stock outstanding, and 5,012,663 shares of Class A Common Stock outstanding.

                                      INDEX
                                      -----

                                                                       PAGE NO.
                                                                       --------


        Safe Harbor Statement                                              3

PART I    FINANCIAL INFORMATION

         Item 1: Financial Statements
              Consolidated Balance Sheet-July 31, 1999                     4-5

              Consolidated Statements of Income-
              Three Months Ended July 31, 1999 and 1998                    6

              Consolidated Statements of Cash Flows-
              Three Months Ended July 31, 1999 and 1998                    7-8

              Notes to Consolidated Financial Statements                   9-11


         Item 2: Management's Discussion and Analysis
                 of Financial Condition and Results
                 of Operations                                            11-13


PART II  OTHER INFORMATION                                                13

                         SAFE HARBOR STATEMENT UNDER THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Form 10-QSB for the three months ended July 31, 1999 contains certain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," "should" or "continue" or the negative thereof or other variations thereon or comparable terminology. The matters set forth under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations - Cautionary Statements" herein constitute cautionary statements identifying important factors with respect to such forward-looking statements, including certain risks and uncertainties, that could cause actual results to differ materially from those in such forward-looking statements.

                         FIRECOM, INC. AND SUBSIDIARIES
                         ------------------------------

                           CONSOLIDATED BALANCE SHEET
                                   (unaudited)



                                  JULY 31, 1999
                                  -------------



ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                     $ 4,401,000
       Accounts receivable,  net of allowance for doubtful
             accounts of $475,000.                                   3,481,000
       Inventories                                                   1,828,000
       Deferred tax asset                                              712,000
       Prepaid expenses and other                                      155,000
                                                                   -----------

         Total current assets                                      $10,577,000
                                                                   -----------

FIXED ASSETS


       PROPERTY, PLANT AND EQUIPMENT                               $ 1,602,000
           Less:  Accumulated Depreciation & Amortization            1,010,000
                                                                   -----------

         Total Fixed Assets                                        $   592,000
                                                                   -----------

OTHER ASSETS

       Intangible assets, less accumulated amortization of $95,000 $    66,000
                                                                   -----------

                  TOTAL ASSETS                                     $11,235,000
                                                                   ===========

                         FIRECOM, INC. AND SUBSIDIARIES
                         ------------------------------

                           CONSOLIDATED BALANCE SHEET
                                   (unaudited)


                                  JULY 31, 1999
                                  -------------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

 Current portion of notes payable                                  $   364,000
 Accounts payable                                                    1,058,000
 Line of credit borrowing                                              800,000
 Accrued expenses                                                    1,596,000
                                                                   -----------

     Total current liabilities                                     $ 3,818,000
                                                                   -----------


LONG-TERM LIABILITIES:

 Notes payable, less current portion                                   939,000
 Accrued compensation                                                  231,000
 Deferred tax liability                                                 60,000
                                                                   -----------

    Total Long-Term liabilities                                    $ 1,230,000
                                                                   -----------




SHAREHOLDERS' EQUITY

Preferred Stock, par value $1; authorized 1,000,000 shares,
   none issued                                                     $     - 0 -
Common Stock, par value $.01:  Authorized 30,000,000 shares.
     Issued: 7,285,624  Outstanding:  6,254,630                         73,000

Class A Common Stock, par value $.01: Authorized 10,000,000 shares.
     Issued: 6,056,257  Outstanding:  5,025,263                         60,000

Additional Paid-In Capital                                           2,785,000
Retained Earnings                                                    4,495,000
                                                                   -----------
              Sub-Total                                            $ 7,413,000
Less:  Treasury Stock, at cost, 1,567,489 shares of Common Stock
    and 1,030,994 shares of Class A Common Stock                     1,226,000
                                                                   -----------

    Total Shareholders' Equity                                     $ 6,187,000
                                                                   -----------

                  TOTAL LIABILITIES & EQUITY                       $11,235,000
                                                                   ===========

                         FIRECOM, INC. AND SUBSIDIARIES
                         ------------------------------

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                                        THREE MONTHS ENDED
                                                        ------------------
                                                              JULY 31
                                                              -------
                                                        1999            1998
                                                        ----            -----

NET SALES:
  Product                                         $ 2,268,000      $ 2,574,000
  Service                                           1,653,000        1,644,000
                                                    ---------       ----------
         Total Sales                                3,921,000        4,218,000
                                                    ---------       ----------

COST OF SALES:
  Product                                           1,695,000        1,934,000
  Service                                             776,000          785,000
                                                    ---------       -----------
     Total Cost of Sales                            2,471,000         2,719,000
                                                    ---------       -----------


GROSS PROFIT                                        1,450,000         1,499,000
                                                    ---------       -----------

OPERATING EXPENSES:
Selling, general and administrative                   961,000           979,000
Research and development                              206,000           136,000
                                                    ---------       -----------
      Total operating expenses                      1,167,000         1,115,000
                                                    ---------       -----------

INCOME FROM OPERATIONS                                283,000           384,000
                                                    ---------       -----------

OTHER INCOME (EXPENSE)
Interest income                                        42,000            53,000
Interest expense                                      (50,000)          (56,000)
Other                                                  (1,000)           40,000
                                                    ---------       -----------
     Total Other Income (Expense)                      (9,000)           37,000
                                                    ---------       -----------

INCOME BEFORE INCOME TAX                              274,000           421,000

INCOME TAX EXPENSE                                    129,000           198,000
                                                    ---------       -----------


NET INCOME                                          $ 145,000      $    223,000
                                                    =========       ===========

NET INCOME PER COMMON SHARE:
         Basic                                    $      .01       $        .02
         Diluted                                  $      .01       $        .02
WEIGHTED AVERAGE NUMBER OF
SHARES USED IN COMPUTING EPS:
         Basic                                     10,743,000        11,816,000
         Diluted                                   11,170,000        12,256,000

                         FIRECOM, INC. AND SUBSIDIARIES
                         ------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                        THREE MONTHS ENDED
                                                        ------------------
                                                              JULY 31
                                                              -------
                                                     1999               1998
                                                     ----               ----


CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                      $  145,000           $  223,000

Adjustments to reconcile net income to net
cash provided by operating activities:
  Depreciation and amortization                     53,000               58,000
  Provision for doubtful accounts                   75,000              100,000
Increase (decrease) in cash attributable to
  changes in assets and liabilities:
         Accounts receivable                        22,000             (382,000)
         Inventories                                84,000             (260,000)
         Prepaid expenses and other                 83,000               54,000
         Accounts payable                           18,000              269,000
         Accrued expenses                           (1,000)             257,000
         Accrued compensation                       (4,000)             (43,000)
                                                ----------           ----------


NET CASH PROVIDED BY OPERATING ACTIVITIES          475,000              276,000
                                                ----------           ----------

NET CASH USED IN INVESTING ACTIVITIES,
Capital expenditures                               (17,000)             (20,000)

NET CASH USED IN FINANCING ACTIVITIES,
Repayment of debt                                 (118,000)            (128,000)
                                                ----------           ----------

NET INCREASE IN CASH
   AND CASH EQUIVALENTS
                                                   340,000              128,000


CASH AND CASH EQUIVALENTS:
         Beginning of period                     4,061,000            4,204,000
                                                ----------            ---------


         End of period                          $4,401,000           $4,332,000
                                                ==========           ==========

                         FIRECOM, INC. AND SUBSIDIARIES
                         ------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (continued)
                                   (unaudited)

                                                        THREE MONTHS ENDED
                                                        ------------------
                                                              JULY 31
                                                              -------
                                                     1999               1998
                                                     ----               ----



SUPPLEMENTAL DISCLOSURES OF CASH

    FLOW  INFORMATION:

Cash paid for interest during the period        $   48,000           $   56,000
                                                ==========           ==========

Cash paid for income taxes during the period    $   68,000           $   54,000
                                                ==========           ==========

                         FIRECOM, INC. AND SUBSIDIARIES
                         ------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 1: ACCOUNTING POLICIES:

The accounting policies followed by the Company are set forth in Note 1 of the Company's financial statements on Form 10-KSB for the fiscal year ended April 30, 1999.

In the opinion of management the accompanying consolidated financial statements contain the necessary adjustments, all of which are of a normal and recurring nature, to present fairly Firecom Inc. and its subsidiaries' financial position at July 31, 1999 and the results of operations for the three months ended July 31, 1999 and 1998, and cash flows for the three months ended July 31, 1999 and 1998.


NOTE 2: INVENTORIES

Inventories consist of the following at July 31, 1999:

      Raw materials and sub-assemblies                            $1,825,000
      Work-in-process                                                  3,000
                                                                  ----------
                                                                  $1,828,000
                                                                  ==========


NOTE 3: PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following at July 31, 1999:

      Building improvements                                       $  329,000
      Machinery and equipment                                        738,000
      Furniture and fixtures                                         535,000
                                                                  ----------
                                                                  $1,602,000
         Less accumulated depreciation and amortization            1,010,000
                                                                  $  592,000
                                                                  ==========

NOTE 4: NOTES PAYABLE

     The Company's long-term debt consists of the following at July 31, 1999:

     Notes payable to banks and other:
          Note payable to Norwood Venture                         $  888,000
          Note payable to May Family (first transaction)
               (See Note 6)                                           62,000
          Note payable to May Family (second transaction)
               (See Note 6)                                          308,000
          Other note payable                                          45,000
                                                                  ----------
                                                                  $1,303,000
         Less current portion                                        364,000
                                                                  ----------
                                                                  $  939,000
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

A reconciliation of the income and weighted-average shares used in both calculations follows:

                            Periods ended July 31, 1999
                            ---------------------------
                                   Three Months
                       ------------------------------------

                       Income          Shares            EPS
                       ------          ------            ---
      Basic EPS        $145,000        10,743,000        $.01

      Effect of
       Stock options       -              427,000         -0-
                       ---------       ----------        -----

      Diluted EPS      $145,000        11,170,000        $.01
                       --------        ----------        -----

                            Periods ended July 31, 1998
                            ----------------------------
                                   Three Months
                       ------------------------------------
                       Income          Shares            EPS
                       ------          ------            ---
      Basic EPS        $223,000        11,816,000        $.02

      Effect of
       Stock options      -               440,000         -0-
                       ---------       ----------        ----

      Diluted EPS      $223,000        12,256,000        $.02
                       ---------       ----------        ----

Unexercised employee stock options to purchase 200,660 shares of the Company's common stock for the three months ended July 31, 1999 were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the Company's common stock during the respective periods.



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


NOTE 7: COMMITMENTS AND CONTINGENCIES:

On December 31, 1992, the Company entered into an employment agreement with the Chairman of the Company, which was amended on March 28, 1995, providing for base salary plus incentive compensation and fringe benefits as defined in the agreement, through April 30, 2000. At July 31, 1999, the Company has accrued approximately $190,000 of incentive compensation and $157,000 of accrued fringe benefits.

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

NOTE 9: SUBSEQUENT EVENTS:

The Board of Directors approved a Profit Sharing Plan for a twenty percent contribution to employees based on Net Income, subject to certain adjustments, over two million per year. Based on current payroll, the maximum Company contribution would be approximately $400,000 per year.

On September 1, 1999, the Company purchased certain assets from the San Francisco office of Allwest Systems. The Company purchased the assets for $100,000, and entered into a Consulting Agreement having payment requirements of $150,000 through February 29, 2000.



           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                   (unaudited)
--------------------------------------------------------------------------------


LIQUIDITY
Net cash provided by operations for the three months ended July 31, 1999 was $475,000, which primarily resulted in an increase to cash.

In April, 1999, the Company refinanced its line of credit under an agreement with a major New York bank. Under the new line of credit, the Company may borrow up to $5,000,000, with interest at the bank's agreed rate (5.31% at July 31, 1999) plus 1 3/4%. Borrowings under the line of credit are secured by substantially all of the Company's assets, excluding real estate and have been guaranteed by the Company. Any borrowings under the line of credit outstanding in April 2001, which have been drawn upon for acquisition purposes (as defined in the credit agreement), will be converted into a 5 year term note payable in monthly installments, plus interest. In April 2002, any borrowings outstanding that are not repaid in total, will be converted into a 4-year term note, payable in monthly installments, plus interest. Borrowings under the line of credit at July 31, 1999 were $800,000.

The line of credit contains certain covenants.

Management believes that it will be able to maintain adequate working capital and cash balances to meet its current needs.


RESULTS OF OPERATIONS
Consolidated sales and net income for the quarter ended July 31, 1999 were $3,921,000 and $145,000 respectively as compared to $4,218,000 and $223,000 for the quarter ended July 31, 1998. Sales decreased by 7% during the three months ended July 31, 1999 versus the same period last year. These lower sales reflect the lower backlog of orders as of April 30, 1999 versus the same period in 1998.

Gross profit percentage for the three months ended July 31, 1999 was 37.0% as compared to 35.5% for the three months ended July 31, 1998. The increase in gross profit percentage was primarily due to a decrease in new construction jobs and subcontracting, which have a lower gross profit percentage than maintenance and service.

Operating income for the three months ended July 31, 1999 was $283,000 as compared to $384,000 for the three months ended July 31, 1998. As a percentage of revenue, the operating income for the three months ended July 31, 1999 was 7.2% versus 9.1% in the same period in 1998. The decrease in operating income and its percentage to revenue was primarily due to a decrease in revenues and an increase in research and development expenses in 1999.

The Company's backlog for its life safety and other systems totaled $2,596,000 at July 31, 1999 as compared to $2,420,000 at April 30, 1999. Due to fluctuations in the Company's backlog, management remains cautious about predicting revenue in the fiscal year. Orders continue to be booked on the Company's fire safety system being marketed outside of New York City, and management is encouraged about future growth in this product category.



Significant changes in balance sheet items from April 30, 1999 to July 31, 1999 are highlighted as follows:

     1:   Cash increased primarily due to income from operations.

     2:   Accounts receivable decreased due to decreased sales.

     3:   Inventories decreased due to curtailing of purchases for stock.

     4: Long term debt decreased due to payments made on current maturities of the long-term debt.

COMPUTER ISSUES FOR THE YEAR 2000

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

The Company is in process of verifying whether our suppliers are Year 2000 compliant. The Company's bank and payroll service company have provided assurances of their Year 2000 compliance. However, there can be no assurance that all of the Company's vendors will achieve compliance on a timely basis. In the event of any such noncompliance by vendors, an adverse effect to the Company's operations and financial results could occur. No contingency plans have been developed because we do not expect the impact of vendor-related Year 2000 problems to be material.

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


                                   SIGNATURES
                                   ----------


                                                    Firecom, Inc.
                                                    -------------



Dated:   September 13, 1999                    /s/ Paul Mendez
         --------------------                  ------------------------
                                               Paul Mendez
                                               Chairman of the Board
                                               President and Chief Executive
                                               Officer

                                               /s/ Jeffrey Cohen
                                               -------------------------
                                               Jeffrey Cohen
                                               Vice President-Finance,
                                               Chief Financial Officer, and
                                               Principal Accounting Officer

                                 EXHIBIT INDEX


               EXHIBIT   DESCRIPTION
               -------   -----------

                 27      Financial Data Schedule