Form 10QSB
period 1999-10-31
FIRECOM INC
filed 1999-12-14
CIK 732248

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
--------------------------------------------------------------------------------


FORM 10-QSB-QUARTERLY OR TRANSITIONAL REPORT


        (Mark One)

[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

          For the quarterly period ended October 31, 1999

                                       OR

[   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934.


                         COMMISSION FILE NUMBER 0-12873
                                               ---------


                                  FIRECOM, INC.
--------------------------------------------------------------------------------
              (Exact name of Small Business Issuer in its charter)


         New York                                        13-2934531
--------------------------------            ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

 39-27 59th Street, Woodside, New York                       11377
----------------------------------------                  ----------
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


As of November 30, 1999, the Registrant had 5,730,931 shares of Common Stock outstanding, and 5,012,463 shares of Class A Common Stock outstanding.

                                      INDEX
                                      -----



                                                                       PAGE NO.
                                                                       --------


        Safe Harbor Statement                                              3

PART I    FINANCIAL INFORMATION

        Item 1: Financial Statements
                Consolidated Balance Sheet-October 31, 1999               4-5

                Consolidated Statements of Income-
                Six and Three Months Ended October 31, 1999 and 1998       6

                Consolidated Statements of Cash Flows-
                Six Months Ended October 31, 1999 and 1998                7-8

                Notes to Consolidated Financial Statements               9-11


        Item 2: Management's Discussion and Analysis
                of Financial Condition and Results
                of Operations                                            11-13


PART II   OTHER INFORMATION                                              13-14

                         SAFE HARBOR STATEMENT UNDER THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Form 10-QSB for the six months ended October 31, 1999 contains certain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," "should" or "continue" or the negative thereof or other variations thereon or comparable terminology. The matters set forth under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations - Cautionary Statements" herein constitute cautionary statements identifying important factors with respect to such forward-looking statements, including certain risks and uncertainties, that could cause actual results to differ materially from those in such forward-looking statements.

                         FIRECOM, INC. AND SUBSIDIARIES
                         ------------------------------


                           CONSOLIDATED BALANCE SHEET
                                   (unaudited)



                                OCTOBER 31, 1999
                                ----------------



ASSETS

CURRENT ASSETS

     Cash and cash equivalents                                       $ 4,326,000

     Accounts receivable,  net of allowance for doubtful
          accounts of $560,000                                         3,845,000
     Inventories                                                       1,912,000
     Deferred tax asset                                                  712,000
     Prepaid expenses and other                                          112,000
                                                                     -----------


          Total current assets                                       $10,907,000
                                                                     -----------


FIXED ASSETS

     PROPERTY, PLANT AND EQUIPMENT                                   $ 1,670,000
       Less:  Accumulated Depreciation & Amortization                  1,058,000
                                                                     -----------

           Total Fixed Assets                                        $   612,000
                                                                     -----------

OTHER ASSETS

     Intangible assets, less accumulated amortization of $106,000    $    66,000
                                                                     -----------

                     TOTAL ASSETS                                    $11,585,000
                                                                     ===========

                         FIRECOM, INC. AND SUBSIDIARIES
                         ------------------------------

                           CONSOLIDATED BALANCE SHEET
                                   (unaudited)


                                OCTOBER 31, 1999
                                ----------------


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

Current portion of notes payable                                     $   370,000
Accounts payable                                                         977,000
Line of credit borrowing                                                 800,000
Accrued expenses                                                       1,816,000
                                                                     -----------

     Total current liabilities                                       $ 3,963,000
                                                                     -----------


LONG-TERM LIABILITIES:

Notes payable, less current portion                                      813,000
Accrued compensation                                                     290,000
Deferred tax liability                                                    60,000
                                                                     -----------

     Total Long-Term liabilities                                     $ 1,163,000
                                                                     -----------


SHAREHOLDERS' EQUITY

Preferred Stock, par value $1; authorized 1,000,000 shares,
     none issued                                                     $     - 0 -
Common Stock, par value $.01:  Authorized 30,000,000 shares.
     Issued: 7,298,224  Outstanding:  5,730,735                           73,000
Class A Common Stock, par value $.01: Authorized 10,000,000 shares.
     Issued: 6,043,657  Outstanding:  5,012,663                           60,000
Additional Paid-In Capital                                             2,789,000
Retained Earnings                                                      4,763,000
                                                                     -----------
                Sub-Total                                            $ 7,685,000

Less:  Treasury Stock, at cost, 1,567,489 shares of Common Stock
     and 1,030,994 shares of Class A Common Stock                      1,226,000
                                                                     -----------

     Total Shareholders' Equity                                      $ 6,459,000
                                                                     -----------

                     TOTAL LIABILITIES & EQUITY                      $11,585,000
                                                                     ===========

                         FIRECOM, INC. AND SUBSIDIARIES
                         ------------------------------

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                            THREE MONTHS ENDED            SIX MONTHS ENDED
                                      --------------------------    --------------------------
                                                OCTOBER 31                   OCTOBER 31
                                      --------------------------    --------------------------
                                          1999           1998           1999         1998
                                          ----           ----           ----         ----

NET SALES:
  Product                             $ 2,685,000    $ 2,924,000    $ 4,953,000    $ 5,498,000
  Service                               2,208,000      1,525,000      3,861,000      3,169,000
                                      -----------    -----------    -----------    -----------
           Total Sales                  4,893,000      4,449,000      8,814,000      8,667,000
                                      -----------    -----------    -----------    -----------

COST OF SALES:
  Product                               1,884,000      2,115,000      3,579,000      4,049,000
  Service                               1,072,000        776,000      1,848,000      1,561,000
                                      -----------    -----------    -----------    -----------
      Total Cost of Sales               2,956,000      2,891,000      5,427,000      5,610,000
                                      -----------    -----------    -----------    -----------


GROSS PROFIT                            1,937,000      1,558,000      3,387,000      3,057,000
                                      -----------    -----------    -----------    -----------

OPERATING EXPENSES:
Selling, general and administrative     1,188,000      1,011,000      2,149,000      1,990,000
Research and development                  185,000        186,000        391,000        322,000
                                      -----------    -----------    -----------    -----------
      Total operating expenses          1,373,000      1,197,000      2,540,000      2,312,000
                                      -----------    -----------    -----------    -----------

INCOME FROM OPERATIONS                    564,000        361,000        847,000        745,000
                                      -----------    -----------    -----------    -----------

OTHER INCOME (EXPENSE)
Interest income                            51,000         51,000         93,000        104,000
Interest expense                          (47,000)       (55,000)       (97,000)      (111,000)
Other                                     (63,000)        22,000        (64,000)        62,000
                                      -----------    -----------    -----------    -----------

      Total Other Income (Expense)        (59,000)        18,000        (68,000)        55,000
                                      -----------    -----------    -----------    -----------

INCOME BEFORE INCOME TAX                  505,000        379,000        779,000        800,000

INCOME TAX EXPENSE                        238,000        179,000        367,000        377,000

NET INCOME                            $   267,000    $   200,000    $   412,000    $   423,000
                                      ===========    ===========    ===========    ===========

NET INCOME PER COMMON SHARE:
     Basic                            $    .02       $     .02      $     .04      $   .04
     Diluted                          $    .02       $     .02      $     .04      $   .04
WEIGHTED AVERAGE NUMBER OF
SHARES USED IN COMPUTING EPS:
     Basic                             10,743,000     11,624,000     10,743,000     11,452,000
     Diluted                           11,286,000     12,112,000     11,286,000     11,940,000

                         FIRECOM, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                         SIX MONTHS ENDED

                                                             OCTOBER 31
                                                             ----------
                                                       1999            1998
                                                       ------         -----


CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                           $412,000     $  423,000

Adjustments to reconcile net income
 to net cash provided by operating activities:
  Depreciation and amortization                       119,000        119,000
  Provision for doubtful accounts                     160,000        175,000
Increase (decrease) in cash attributable
  to changes in assets and liabilities:
         Accounts receivable                         (427,000)      (277,000)
          Inventories                                  50,000       (471,000)
          Prepaid expenses and other                  146,000        (44,000)
          Accounts payable                            (63,000)       234,000
         Accrued expenses                             219,000        319,000
         Accrued compensation                          55,000        (68,000)
                                                       ------     ----------


NET CASH PROVIDED BY OPERATING ACTIVITIES             671,000        410,000
                                                  -----------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of business                              (123,000)         -0-
Capital expenditures                                  (45,000)       (41,000)

NET CASH USED IN INVESTING ACTIVITIES                (168,000)       (41,000)
                                                    ---------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayment of debt                                    (238,000)      (194,000)
Purchase of May family stock                             -0-        (308,000)
                                                   -----------     ---------

NET CASH USED IN FINANCING ACTIVITIES                (238,000)      (502,000)
                                                    ---------      ---------

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                                  265,000       (133,000)


CASH AND CASH EQUIVALENTS:
           Beginning of period                      4,061,000      4,204,000
                                                    ---------      ---------


           End of period                           $4,326,000     $4,071,000
                                                   ==========     ==========

                         FIRECOM, INC. AND SUBSIDIARIES
                         ------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (continued)
                                   (unaudited)

                                                     SIX MONTHS ENDED
                                                     ----------------

                                                       OCTOBER 31
                                                       ----------
                                                 1999               1998
                                                 ------            -----


SUPPLEMENTAL DISCLOSURES OF CASH

    FLOW  INFORMATION:

Cash paid for interest
 during the period                             $ 96,000             $110,000
                                               ========             ========

Cash paid for income taxes
 during the period                             $192,000             $389,000
                                               ========             ========


SUPPLEMENTAL DISCLOSURES OF NONCASH

    INVESTING AND FINANCING ACTIVITIES:

Note payable issued for purchase
 of May Common Stock                          $   -0-              $,308,000
                                                =======            =========

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

In the opinion of management the accompanying consolidated financial statements contain the necessary adjustments, all of which are of a normal and recurring nature, to present fairly Firecom Inc. and its subsidiaries' financial position at October 31, 1999 and the results of operations for the three and six months ended October 31, 1999 and 1998, and cash flows for the six months ended October 31, 1999 and 1998.


NOTE 2: INVENTORIES
Inventories consist of the following
 at October 31, 1999:

      Raw materials and sub-assemblies                $1,909,000
      Work-in-process                                      3,000
                                                  --------------
                                                      $1,912,000
                                                  ==============

NOTE 3: PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following at October 31, 1999:

      Building improvements                           $  329,000
      Machinery and equipment                            766,000
      Furniture and fixtures                             575,000
                                                     -----------
                                                      $1,670,000
           Less accumulated depreciation
            and amortization                           1,058,000
                                                     -----------
                                                      $  612,000
                                                     ===========

NOTE 4: NOTES PAYABLE
      The Company's long-term debt consists
       of the following at October 31, 1999:

      Notes payable to banks and other:
          Note payable to Norwood Venture            $   839,000
          Note payable to May Family
           (first transaction)(See Note 6)                62,000

          Note payable to May Family
           (second transaction)(See Note 6)              246,000
          Other note payable                              36,000
                                                     -----------
                                                      $1,183,000
           Less current portion                          370,000
                                                     -----------
                                                     $   813,000
                                                     ===========


NOTE 5: INCOME PER COMMON SHARE
Statement of Financial Accounting Standards No. 128, "Earnings Per Share" requires dual presentation of basic and diluted earnings per share for all periods presented. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

A reconciliation of the income and weighted-average shares used in both calculations follows:

                                   Periods ended October 31, 1999
                                   ------------------------------
                           Three Months                     Six Months
                ---------------------------      ----------------------------
                 Income     Shares      EPS       Income       Shares     EPS
                 ------     ------      ---       ------       ------     ---
Basic EPS       $267,000    10,743,000  $.02     $412,000    10,743,000   $.04

Effect of
  Stock options     -          543,000  -0 -        -           543,000    -0-
                --------   ----------- -----   ----------  ------------  ----

Diluted EPS     $267,000    11,286,000  $.02     $412,000    11,286,000   $.04
                --------    ----------  ----     --------    ----------   ----

                                  Periods ended October 31, 1998
                                  ------------------------------
                          Three Months                      Six Months
               ----------------------------      ----------------------------
                Income      Shares      EPS       Income       Shares     EPS
                ------      ------      ---       ------       ------     ---
Basic EPS       $200,000    11,624,000  $.02     $423,000    11,452,000   $.04

Effect of
  Stock options    -           488,000   -0-         -          488,000    -0-
                --------     ---------   ---  -----------    ----------    ---

Diluted EPS     $200,000    12,112,000  $.02     $423,000    11,940,000   $.04
              ----------   -----------   ---     --------    ----------   ----


Unexercised employee stock options to purchase 160,660 shares of the Company's common stock for the three and six months ended October 31, 1999 were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the Company's common stock during the respective periods.


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


NOTE 7: COMMITMENTS AND CONTINGENCIES:
On December 31, 1992, the Company entered into an employment agreement with the Chairman of the Company, which was amended on March 28, 1995, providing for base salary plus incentive compensation and fringe benefits as defined in the agreement, through April 30, 2000. At October 31, 1999, the Company has accrued approximately $239,000 of incentive compensation and $162,000 of accrued fringe benefits.

In connection with the purchase of certain assets, the Company entered into a Consulting and Non-competition Agreement with the President of the corporation from whom the assets were acquired, and have continuing payment requirements of $25,000 per quarter through September 2000.

On September 1, 1999, the Company purchased certain assets from the San Francisco office of Allwest Systems. The Company purchased the assets for $100,000, and entered into a Consulting Agreement having payment requirements of $150,000 through February 29, 2000

The Board of Directors approved a discretionary Profit Sharing Plan under which subject to further approval of the Board, contribution to employees based on Net Income, subject to certain adjustments, of twenty percent of the excess over two million per year, subject to limits imposed by tax law. Based on current payroll, the maximum Company contribution would be approximately $400,000 per year.



           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (unaudited)

-------------------------------------------------------------------------------


LIQUIDITY
Net cash provided by operations for the six months ended October 31, 1999 was $671,000. The increase in cash and accounts receivable were partially offset by the increase in accrued expenses.

In April, 1999, the Company refinanced its line of credit under an agreement with a major New York bank. Under the new line of credit, the Company may borrow up to $5,000,000, with interest at the bank's agreed rate (5.44% at October 31, 1999) plus 1 3/4%. Borrowings under the line of credit are secured by substantially all of the Company's assets, excluding real estate and have been guaranteed by the Company. Any borrowings under the line of credit outstanding in April 2001, which have been drawn upon for acquisition purposes (as defined in the credit agreement), will be converted into a 5 year term note payable in monthly installments, plus interest. In April 2002, any borrowings outstanding that are not repaid in total, will be converted into a 4-year term note, payable in monthly installments, plus interest. Borrowings under the line of credit at October 31, 1999 were $800,000.

The line of credit contains certain covenants.

Management believes that it will be able to maintain adequate working capital and cash balances to meet its current needs.


RESULTS OF OPERATIONS
Consolidated sales and net income for the quarter ended October 31, 1999 were $4,893,000 and $267,000 respectively as compared to $4,449,000 and $200,000 for the quarter ended October 31, 1998. Consolidated sales and net income for the six months ended October 31, 1999 were $8,814,000 and $412,000 respectively as compared to $8,667,000 and $423,000 for the six months ended October 31, 1998. Sales increased by 2% during the six months ended October 31, 1999 versus the same period last year. These higher sales reflect the increase in service revenue versus the same period in 1998.

Gross profit percentage for the six months ended October 31, 1999 was 38.4% as compared to 35.3% for the six months ended October 31, 1998. Gross profit percentage for the three months ended October 31, 1999 was 39.6% as compared to 35.0% for the three months ended October 31, 1998. The increase in gross profit percentage was primarily due to an increase in service revenue, and a decrease in new construction jobs and subcontracting, which have a lower gross profit percentage than maintenance and service.

Operating income for the six months ended October 31, 1999 was $847,000 as compared to $745,000 for the six months ended October 31, 1998. As a percentage of revenue, the operating income for the six months ended October 31, 1999 was 9.6% versus 8.6% in the same period in 1998. The increase in operating income and its percentage to revenue was primarily due to an increase in service revenue.

The Company's backlog for its life safety and other systems totaled $2,537,000 at October 31, 1999 as compared to $2,420,000 at April 30, 1999. Due to fluctuations in the Company's backlog, management remains cautious about predicting revenue in the fiscal year. Orders continue to be booked on the Company's fire safety system being marketed outside of New York City, and management is encouraged about future growth in this product category.


Significant changes in balance sheet items from April 30, 1999 to October 31, 1999 are highlighted as follows:

      1: Cash increased primarily due to income from operations.

      2: Accounts receivable increased due to increased sales.

      3: Prepaid expenses and other decreased due to a reduction in prepaid income taxes.

      4: Long term debt decreased due to payments made on current maturities of the long-term debt.

      5. Accrued expenses increased primarily due to an increase in income taxes payable and accrued consulting.

      6. Accrued compensation increased due to an increase in stock appreciation rights expense.


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

      PART II
      OTHER INFORMATION
Item 1. Legal Proceedings

Intellisec, a California corporation v. Firecom, Inc., a purported corporation;
-------------------------------------------------------------------------------
Rosendin Electric. Inc., a purported corporation; Does 1 through 25, Inclusive,
-------------------------------------------------------------------------------
Case No. BC 216249 The Complaint was filed on September 3, 1999, in the Los Angeles Superior Court, Central District. The principal parties are Intellisec, Rosendin and Firecom. L.A. Arena Company, Ltd., a limited partnership has been added as a defendant. Rosendin is a contractor for the Staples Center in Los Angeles, California. On or about August 28, 1998, Intellisec entered into a written Subcontract Agreement to furnish and install complete and operational fire life safety, smoke control and mechanical test panel systems for the Staples Center. Intellisec alleges that, with respect to Rosendin, there were substantial delays caused by failure of other contractors and/or subcontractors as well as change orders such that Intellisec is owed in excess of $1,000,000 by Rosendin. Intellisec also claims that Rosendin and Firecom agreed and conspired between themselves to take over the work from Intellisec and to prevent Intellisec from obtaining a contract for maintenance services for the systems and equipment upon completion of the project.

Firecom denies there was any such conspiracy or arrangement and contends that Intellisec failed to pay for product delivered to it, failed to have the necessary manpower or trained technicians for the project and that the removal of Intellisec from the job by Rosendin was done solely by Rosendin and was the result of Intellisec's own actions or inaction.

The Complaint contains causes of action for Breach of Subcontract (against Rosendin), Breach of Implied Covenant of Good Faith and Fair Dealing (against Rosendin), Quantum Meruit (against Rosendin), International Interference with Contractual Relations and Prospective Economic Advantage (against Firecom), Negligent Interference with Contractual Relations and Prospective Economic Advantage (against Firecom), Breach of Distributor Agreement and Purchase Order (against Firecom) and Breach of Implied Covenant and Fair Dealing (against Firecom). The Complaint seeks compensatory damages against Firecom based on information and belief in an amount in excess of $1,000,000, interest thereon and costs of suit. In addition, the Complaint seeks punitive or exemplary damages from Firecom (in California a plaintiff may not allege a specific amount for punitive damages).

On September 24, 1999, Intellisec filed a First Amended Complaint which added the owner of the property, as a party together with two additional causes of action for Foreclosure of Mechanic's Lien and Enforcement of Stop Notice.

On October 29, 1999, Firecom filed an Answer denying liability and a Cross-Complaint against Intellisec. The Cross-Complaint seeks compensatory damages for breach of contract and money had and received in an amount in excess of $200,000 together with interest and costs of suit.

Item 2. Exhibits and Reports on Form 8-K - None

Item 4: Submission of Matters to Vote of Security Holders
        -------------------------------------------------

        An annual meeting of stockholders of the Company was held on October 20, 1999 for the purpose of electing three directors. Proxies were solicited.

The election was not contested. The number of votes and non-votes for each nominee were the same, namely,107,308,782 votes for and 369,000 non-votes. Each
                                                ---
share of Class A Common Stock is entitled to 30 votes per share and each share of ordinary common stock is entitled to one vote per share.


                                   SIGNATURES
                                   ----------




                                                 Firecom, Inc.
                                                 -------------



Dated:          December 10, 1999            /s/ Paul Mendez
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