Form 10QSB
period 2000-01-31
FIRECOM INC
filed 2000-03-09
CIK 732248

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
--------------------------------------------------------------------------------

                  FORM 10-QSB-QUARTERLY OR TRANSITIONAL REPORT

     (Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
          For the quarterly period ended January 31, 2000

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.


                         COMMISSION FILE NUMBER 0-12873


                                  FIRECOM, INC.
--------------------------------------------------------------------------------
              (Exact name of Small Business Issuer in its charter)


         New York                                       13-2934531
---------------------------------                        ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

39-27 59th Street, Woodside, New York                       11377
-----------------------------------------                   -----
(Address of principal executive offices)                  (zip code)


Issuer's telephone number, including area code: (718) 899-6100


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

     YES X   NO
        --     --

As of February 29, 2000, the Registrant had 5,757,935 shares of Common Stock outstanding, and 4,985,463 shares of Class A Common Stock outstanding.

                                      INDEX
                                      -----


                                                                      PAGE  NO.
                                                                      ---------


     Safe Harbor Statement                                                 3

PART I    FINANCIAL INFORMATION

     Item 1: Financial Statements
          Consolidated Balance Sheet-January 31, 2000                      4-5

          Consolidated Statements of Income-
          Nine and Three Months Ended January 31, 2000 and 1999            6

          Consolidated Statements of Cash Flows-
          Nine Months Ended January 31, 2000 and 1999                      7-8

          Notes to Consolidated Financial Statements                       9-10


     Item 2: Management's Discussion and Analysis
             of Financial Condition and Results
             of Operations                                                 11-12


PART II  OTHER INFORMATION                                                 12-13

                         SAFE HARBOR STATEMENT UNDER THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Form 10-QSB for the nine months ended January 31, 2000 contains certain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," "should" or "continue" or the negative thereof or other variations thereon or comparable terminology. The matters set forth under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations - Cautionary Statements" herein constitute cautionary statements identifying important factors with respect to such forward-looking statements, including certain risks and uncertainties, that could cause actual results to differ materially from those in such forward-looking statements.

                         FIRECOM, INC. AND SUBSIDIARIES
                         ------------------------------

                           CONSOLIDATED BALANCE SHEET
                                   (unaudited)




                                JANUARY 31, 2000
                                ----------------



ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                    $ 4,299,000
     Accounts receivable, net of allowance for doubtful
          accounts                                                  4,105,000
     Inventories                                                    1,891,000
     Deferred tax asset                                               712,000
     Prepaid expenses and other current assets                        279,000
                                                                  -----------

          Total current assets                                    $11,286,000
                                                                  -----------


FIXED ASSETS

     PROPERTY, PLANT AND EQUIPMENT                                $ 1,716,000
          Less:  Accumulated Depreciation & Amortization            1,101,000
                                                                  -----------
           Total Fixed Assets                                     $   615,000
                                                                  -----------

OTHER ASSETS

     Intangible assets, less accumulated amortization             $    54,000
                                                                  -----------
               TOTAL ASSETS                                       $11,955,000
                                                                  ===========

                         FIRECOM, INC. AND SUBSIDIARIES
                         ------------------------------

                           CONSOLIDATED BALANCE SHEET
                                   (unaudited)


                                JANUARY 31, 2000
                                ----------------


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

Current portion of notes payable                                  $   367,000
Accounts payable                                                    1,158,000
Line of credit borrowing                                              800,000
Accrued expenses                                                    1,735,000
                                                                  -----------

     Total current liabilities                                    $ 4,060,000
                                                                  -----------


LONG-TERM LIABILITIES:

Notes payable, less current portion                                   757,000
Accrued compensation                                                  355,000
Deferred tax liability                                                 60,000
                                                                  -----------

     Total Long-Term liabilities                                  $ 1,172,000
                                                                  -----------


SHAREHOLDERS' EQUITY

Preferred Stock, par value $1; authorized 1,000,000
     shares, none issued                                          $       -0-
Common Stock, par value $.01:  Authorized 30,000,000 shares.
     Issued: 7,322,424  Outstanding:  5,754,935                        73,000
Class A Common Stock, par value $.01: Authorized 10,000,000 shares.
     Issued: 6,019,457  Outstanding:  4,988,463                        60,000
Additional Paid-In Capital                                          2,793,000
Retained Earnings                                                   5,023,000
                                                                  -----------
          Sub-Total                                               $ 7,949,000

Less:  Treasury Stock, at cost, 1,567,489 shares of Common Stock
     and 1,030,994 shares of Class A Common Stock                   1,226,000
                                                                  -----------

     Total Shareholders' Equity                                   $ 6,723,000
                                                                  -----------
          TOTAL LIABILITIES & EQUITY                              $11,955,000
                                                                  ===========

                         FIRECOM, INC. AND SUBSIDIARIES
                         ------------------------------

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                              THREE MONTHS ENDED            NINE MONTHS ENDED
                              -----------------------------------------------
                                 JANUARY 31                     JANUARY 31
                                 ----------                     ----------
                             2000          1999             2000         1999
                             ----          ----             ----         ----

NET SALES:
  Product                $ 3,030,000     $2,880,000    $ 7,983,000  $ 8,378,000
  Service                  2,316,000      1,679,000      6,177,000    4,848,000
                           ---------      ---------      ---------    ---------
     Total Sales           5,346,000      4,559,000     14,160,000   13,226,000
                           ---------      ---------     ----------   ----------

COST OF SALES:
  Product                  2,171,000      2,013,000      5,750,000    6,062,000
  Service                  1,069,000        824,000      2,917,000    2,385,000
                           ---------      ---------      ---------    ---------
     Total Cost of Sales   3,240,000      2,837,000      8,667,000    8,447,000
                           ---------      ---------      ---------    ---------

GROSS PROFIT               2,106,000      1,722,000      5,493,000    4,779,000
                           ---------      ---------      ---------    ---------

OPERATING EXPENSES:
Selling, general and
  administrative           1,328,000      1,134,000      3,477,000    3,124,000
Research and development     226,000        188,000        617,000      510,000
                           ---------      ---------      ---------    ---------
     Total operating
       expenses            1,554,000      1,322,000      4,094,000    3,634,000
                           ---------      ---------      ---------    ---------

INCOME FROM OPERATIONS       552,000        400,000      1,399,000    1,145,000
                           ---------      ---------      ---------    ---------

OTHER INCOME (EXPENSE)
Interest income               57,000         44,000        150,000      148,000
Interest expense             (45,000)       (55,000)      (142,000)    (166,000)
Other                        (71,000)        24,000       (135,000)      86,000
                           ---------      ---------      ---------    ---------
     Total Other Income
       (Expense)             (59,000)        13,000       (127,000)      68,000
                           ---------      ---------      ---------    ---------

INCOME BEFORE INCOME TAX     493,000        413,000      1,272,000    1,213,000

INCOME TAX EXPENSE           232,000        194,000        599,000      571,000

NET INCOME                $  261,000       $219,000      $,673,000    $ 642,000
                           =========        =======       ========      =======
NET INCOME PER COMMON SHARE:
     Basic                $  .02         $  .02          $  .06       $  .06
     Diluted              $  .02         $  .02          $  .06       $  .05
WEIGHTED AVERAGE NUMBER OF
SHARES USED IN COMPUTING EPS:
     Basic                10,743,400     10,743,400     10,743,400   11,229,356
     Diluted              11,355,523     11,202,842     11,316,642   11,668,798

                         FIRECOM, INC. AND SUBSIDIARIES
                         ------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                       NINE MONTHS ENDED
                                                           JANUARY 31
                                                           ----------
                                                       2000          1999
                                                       ------        -----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                           $673,000     $  642,000

Adjustments to reconcile net income to net
cash provided by operating activities:
  Depreciation and amortization                       178,000        181,000
  Provision for doubtful accounts                     260,000        250,000
Increase (decrease) in cash attributable to
changes in assets and liabilities:
  Accounts receivable                                (787,000)      (767,000)
  Inventories                                          71,000       (371,000)
  Prepaid expenses and other current assets           (21,000)       (88,000)
  Accounts payable                                    118,000        459,000
  Accrued expenses                                    138,000        283,000
  Accrued compensation                                120,000        (95,000)
                                                      -------     -----------


NET CASH PROVIDED BY OPERATING ACTIVITIES             750,000        494,000
                                                    ---------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of business                              (123,000)         -0-
Capital expenditures                                  (92,000)       (72,000)
                                                     ---------       --------

NET CASH USED IN INVESTING ACTIVITIES                (215,000)       (72,000)
                                                     ---------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayment of debt                                    (297,000)      (264,000)
Purchase of May family stock                            -0-         (308,000)
                                                     ---------      ---------

NET CASH USED IN FINANCING ACTIVITIES                (297,000)      (572,000)
                                                     ---------      ---------
NET INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS                             238,000       (150,000)

CASH AND CASH EQUIVALENTS:
     Beginning of period                            4,061,000      4,204,000
                                                    ---------      ---------

     End of period                                 $4,299,000     $4,054,000
                                                   ==========     ==========

                         FIRECOM, INC. AND SUBSIDIARIES
                         ------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (continued)
                                   (unaudited)

                                                       NINE MONTHS ENDED
                                                       -----------------
                                                           JANUARY 31
                                                           ----------
                                                       2000          1999
                                                       ------        -----

SUPPLEMENTAL DISCLOSURES OF CASH
     FLOW  INFORMATION:

Cash paid for interest during the period             $150,000       $165,000
                                                     ========       ========
Cash paid for income taxes during the period         $675,000       $654,000
                                                     ========       ========


SUPPLEMENTAL DISCLOSURES OF NONCASH
    INVESTING AND FINANCING ACTIVITIES:

Note payable issued for purchase of May Common Stock $  -0-         $308,000
                                                     =======        ========

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

In the opinion of management the accompanying consolidated financial statements contain the necessary adjustments, all of which are of a normal and recurring nature, to present fairly Firecom Inc. and its subsidiaries' financial position at January 31, 2000 and the results of operations for the three and nine months ended January 31, 2000 and 1999, and cash flows for the nine months ended January 31, 2000 and 1999.


NOTE 2: PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following at January 31, 2000:

     Building improvements                                  $  344,000
     Machinery and equipment                                   794,000
     Furniture and fixtures                                    578,000
                                                           -----------
                                                            $1,716,000
          Less accumulated depreciation and amortization     1,101,000
                                                           -----------
                                                            $  615,000
                                                           ===========

NOTE 3: NOTES PAYABLE

     The Company's long-term debt consists of the following at January 31, 2000:

     Notes payable to banks and other:
       Note payable to Norwood Venture                      $  788,000
       Note payable to May Family (first transaction)           62,000
       Note payable to May Family (second transaction)         247,000
       Other note payable                                       27,000
                                                           -----------
                                                            $1,124,000
         Less current portion                                  367,000
                                                           -----------
                                                           $   757,000
                                                           ===========

NOTE 4: INCOME PER COMMON SHARE

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

A reconciliation of the income and weighted-average shares used in both calculations follows:

                                   Periods ended January 31, 2000
                                   ------------------------------
                         Three Months                     Nine Months
                 --------------------------      ----------------------------
                 Income     Shares      EPS      Income       Shares      EPS
                 ------     ------      ---      ------       ------      ---
Basic EPS       $261,000   10,743,400   $.02    $673,000    10,743,400    $.06

Effect of
  Stock options    -          612,123    -0-       -           573,242     -0-
                --------   -----------  ----    ---------   ----------    ----

Diluted EPS     $261,000   11,355,523   $.02    $673,000    11,316,642    $.06
                --------   ----------   ----    --------    ----------    ----

                                   Periods ended January 31, 2000
                                   ------------------------------
                         Three Months                     Nine Months
                 --------------------------      ----------------------------
                 Income     Shares      EPS      Income       Shares      EPS
                 ------     ------      ---      ------       ------      ---

Basic EPS       $219,000   10,743,400   $.02    $642,000    11,229,356    $.06

Effect of
  Stock options     -         459,442    -0-        -          459,442    (.01)
                --------    ---------    ---    --------    ----------    -----

Diluted EPS     $219,000   11,202,842   $.02    $642,000    11,688,798    $.05
                --------   ----------   ----    --------    ----------    -----


Unexercised employee stock options to purchase 160,660 shares of the Company's common stock for the three and nine months ended January 31, 2000 were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the Company's common stock during the respective periods.



NOTE 5: STOCKHOLDERS' EQUITY TRANSACTIONS

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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                   (unaudited)
--------------------------------------------------------------------------------


LIQUIDITY

Net cash provided by operations for the nine months ended January 31, 2000 was $750,000. The increase in cash and accounts receivable were partially offset by the increase in accounts payable and accrued expenses.

In April, 1999, the Company refinanced its line of credit under an agreement with a major New York bank. Under the new line of credit, the Company may borrow up to $5,000,000. Borrowings under the line of credit are secured by substantially all of the Company's assets, excluding real estate. Borrowings under the line of credit at January 31, 2000 were $800,000.

The line of credit contains certain covenants.

Management believes that it will be able to maintain adequate working capital and cash balances to meet its current needs.

RESULTS OF OPERATIONS

Consolidated sales and net income for the quarter ended January 31, 2000 were $5,346,000 and $261,000 respectively as compared to $4,559,000 and $219,000 for the quarter ended January 31, 1999. Consolidated sales and net income for the nine months ended January 31, 2000 were $14,160,000 and $673,000 respectively as compared to $13,226,000 and $642,000 for the nine months ended January 31, 1999. Sales increased by 7% during the nine months ended January 31, 2000 versus the same period last year. These higher sales reflect the increase in service revenue versus the same period in 1999.

Gross profit percentage for the nine months ended January 31, 2000 was 38.8% as compared to 36.1% for the nine months ended January 31, 1999. Gross profit percentage for the three months ended January 31, 2000 was 39.4% as compared to 37.8% for the three months ended January 31, 1999. The increase in gross profit percentage was primarily due to an increase in service revenue, and a decrease in new construction jobs and subcontracting, which have a lower gross profit percentage than maintenance and service.

Operating income for the nine months ended January 31, 2000 was $1,399,000 as compared to $1,145,000 for the nine months ended January 31, 1999. As a percentage of revenue, the operating income for the nine months ended January 31, 1999 was 9.9% versus 8.7% in the same period in 1999. The increase in operating income and its percentage to revenue was primarily due to an increase in service revenue.

The Company's backlog for its life safety and other systems totaled $1,962,000 at January 31, 2000 as compared to $2,420,000 at April 30, 1999. Due to fluctuations in the Company's backlog, management remains cautious about predicting revenue in the fiscal year.

Significant changes in balance sheet items from April 30, 1999 to January 31, 2000 are highlighted as follows:

     1: Cash increased primarily due to income from operations.

     2: Accounts receivable increased due to increased sales.

     3: Prepaid expenses and other current assets increased due to an increase in prepaid income taxes.

     4: Long term debt decreased due to payments made on current maturities of the long-term debt.

     5. Accrued compensation increased due to an increase in stock appreciation rights expense.


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



     PART II
     OTHER INFORMATION

Item 1. Legal Proceedings

Intellisec, a California corporation v. Firecom, Inc., a purported corporation;
-------------------------------------------------------------------------------
Rosendin Electric. Inc., a purported corporation; Does 1 through 25, Inclusive,
--------------------------------------------------------------------------------
Case No. BC 216249

The Complaint was filed on September 3, 1999, in the Los Angeles Superior Court, Central District.

The principal parties are Intellisec, Rosendin and Firecom. L.A. Arena Company, Ltd., a limited partnership has been added as a defendant.

Rosendin is a contractor for a construction project in Los Angeles, California. On or about August 28, 1998, Intellisec entered into a written Subcontract Agreement to furnish and install complete and operational fire life safety, smoke control and mechanical test panel systems for the project. Intellisec alleges that, with respect to Rosendin, there were substantial delays caused by failure of other contractors and/or subcontractors as well as change orders such that Intellisec is owed in excess of $1,000,000 by Rosendin. Intellisec also claims that Rosendin and Firecom agreed and conspired between themselves to take over the work from Intellisec and to prevent Intellisec from obtaining a contract for maintenance services for the systems and equipment upon completion of the project.

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

On February 8, 2000, the Court granted Firecom's motion to dismiss or stay Intellisec's complaint on December 23, 1999. Pursuant to the Court's Order, the action was stayed pending resolution of the claims in a New York forum pursuant to the parties' contractual forum selection clause.

Item 2. Exhibits and Reports on Form 8-K - None



                                   SIGNATURES
                                   ----------


                                        Firecom, Inc.
                                        -------------


Dated:        March 8, 2000             /s/ Paul Mendez
              ---------------           ------------------------
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