Form 10KSB
period 2000-04-30
FIRECOM INC
filed 2000-07-25
CIK 732248

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------
                                   FORM 10-KSB

     (Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 [FEE REQUIRED]
     For the fiscal year ended April 30, 2000

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

State issuer's revenues for its most recent fiscal year-$19,308,000

The aggregate market value of the voting stock held by non-affiliates of the Issuer, based upon the average bid and asked prices for both the Registrant's Common Stock and Class A Common Stock (as if converted), $.01 par value per share, as of June 30, 2000 was $4,315,270.

As of June 30, 2000, the Registrant had 5,782,985 shares of Common Stock outstanding, and 4,960,413 shares of Class A Common Stock outstanding.

Documents incorporated by Reference: None.

                         SAFE HARBOR STATEMENT UNDER THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This form 10-KSB for the year ended April 30, 2000 contains certain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," "should" or "continue" or the negative thereof or other variations thereon or comparable terminology. The matters set forth under the captions "Management Discussion and Analysis of Financial Condition and Results of Operations - Cautionary Statements" herein constitute cautionary statements identifying important factors with respect to such forward-looking statements, including certain risks and uncertainties, that could cause actual results to differ materially from those in such forward-looking statements.

                                     PART I
                                     ------

ITEM 1. BUSINESS
----------------

GENERAL.
-------

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

FIRE ALARM AND COMMUNICATIONS SYSTEMS
-------------------------------------

The fire alarm and communication systems or "life safety systems" designed, assembled and sold by the Company have the following functions: (i) sensing and reporting fires, (ii) sounding alarms in the event of a fire, (iii) notifying the Fire Department of a fire through a "central station" connection, (iv) controlling basic building functions to prevent the spread of fire and smoke, and (v) allowing building-wide communication between fire fighters and building occupants. The Company designs systems for both new and existing buildings. The Company manufactures the manual fire alarm station, floor warden stations, remote data gathering panels and the main fire command station which is typically located in the building's lobby. The Company purchases the sensing devices and speakers used in the system from other manufacturers. Once the system has been installed by independent electrical contractors, the Company tests and services the system.

During the fiscal year ended April 30, 2000, revenues from the sale of fire alarm, communication systems and other building systems constituted approximately 57% of the Company's consolidated revenues.

The Firecom LSN 2000 System represents what management believes to be the latest state-of-the-art technology available in Life Safety equipment. The Firecom LSN 2000 System integrates addressable and intelligent fire alarm sensing devices such as smoke detectors, manual fire alarm stations and sprinkler waterflow switches, and displays the status of these devices. This Firecom system includes a communication system consisting of amplifiers and loudspeakers for sounding alarms and paging from either a floor warden station or a fire command station. The newly designed LSN 2000 fire alarm and communication system is completely backward compatible to upgrade the older Firecom 8500 System as well as designed to meet the needs of the national market.

The Company designs, assembles and markets fire control systems other than the Firecom LSN 2000 System and the Firecom 8500 System. The Company does not manufacture the control unit for these other systems.

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

For the fiscal year ended April 30, 2000, revenues earned from servicing systems constituted approximately 43% of the Company's consolidated revenues.

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

Firecom began marketing the LSN 2000 System in January of 1997 in New York City and the rest of the country. The Company markets the LSN 2000 through a network of subsidiaries, regional managers, sales representatives and distributors.

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

EMPLOYEES
---------

As of June 30, 2000, the Company employed approximately 137 full-time employees, 37 of whom are salaried and 100 of whom are paid on an hourly basis. The Company has 27 employees who work outside of the Woodside, New York facility, of which 17 employees work for subsidiaries outside of New York. The majority of remaining employees are regional managers for its LSN2000 System and research and development employees. The Company believes its relationship with its employees is satisfactory. The Company suffered a strike with its union personnel from July 1, 1999 through July 9, 1999, as part of an action with the industry bargaining group. The new collective bargaining agreement entered into following such strike will run for three years.

BACKLOG
-------

As of April 30, 2000, the Company had a backlog for fire control and other systems of approximately $2,548,000, substantially all of which it anticipates completing in the current fiscal year. The backlog at April 30, 1999 was approximately $2,420,000.

ITEM 2. PROPERTY
----------------

The Company owns property and a building in Woodside, New York where it maintains manufacturing, sales, service and engineering operations. The two-story building is fire resistant and approximately 15,000 square feet. The underlying property is approximately one acre.

As a result of the accounting treatment of the original bargain purchase of the Company, the value of the building and property is not reflected on the Company's Balance Sheet. A 1999 independent appraisal indicated a current value of the property of approximately $850,000. The Company leases various locations, all under 5,000 square feet, with an aggregate annual rental charge of approximately $152,000.

In June 2000, the Company entered into a lease agreement for approximately 16,000 square feet located in Edgewood, New York, with an aggregate annual rental charge of approximately $130,000. The Company intends to consolidate several of its current leases into this new facility.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

Intellisec, a California corporation v. Firecom, Inc., a purported corporation;
-------------------------------------------------------------------------------
Rosendin Electric. Inc., a purported corporation; Does 1 through 25,
--------------------------------------------------------------------
Inclusive, Case No. BC 216249
---------
The Complaint was filed on September 3, 1999, in the Los Angeles Superior Court, Central District. The principal parties are Intellisec, Rosendin and Firecom. L.A. Arena Company, Ltd., a limited partnership has been added as a defendant. Rosendin is a contractor for a construction project in Los Angeles, California. On or about August 28, 1998, Intellisec entered into a written Subcontract Agreement to furnish and install complete and operational fire life safety, smoke control and mechanical test panel systems for the project. Intellisec alleges that, with respect to Rosendin, there were substantial delays caused by failure of other contractors and/or subcontractors as well as change orders such that Intellisec is owed in excess of $1,000,000 by Rosendin. Intellisec also claims that Rosendin and Firecom agreed and conspired between themselves to take over the work from Intellisec and to prevent Intellisec from obtaining a contract for maintenance services for the systems and equipment upon completion of the project.

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

Based on the three orders staying each of the California actions as to Firecom, on June 16, 2000, Intellisec filed an action in the United States District Court, Eastern District of New York, entitled Intellisec, Aria Kozak and Donna Kozak, Plaintiffs v. Firecom, Inc., Defendant, Case No, 00-3557.

The Complaint contains claims for relief for Declaratory Relief, Breach of Contract/ Specific Performance, Breach of Contract/ Damages, Breach of the Implied Covenant of Good Faith and Fair Dealing, Intentional Interference with Contract and Intentional Interference with Prospective Economic Advantage, Violation of California Civil Code sections 1790 et seq.. Negligent Misrepresentation, Implied Indemnity, Equitable Indemnity, Contribution and Injunctive Relief. The claims set forth in the Complaint relate to the three actions filed by Intellisec in California and, in addition to equitable relief, seek compensatory, punitive and exemplary damages in an undetermined amount.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-----------------------------------------------------------

None

                                     PART II
                                     -------

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED SECURITY
------------------------------------------------------------------
        HOLDER MATTERS
        --------------

     (a) The Company's Common Stock is traded in the over-the-counter market. The following table shows the high and low bid quotations for the Company's Common Stock for the quarters indicated.

                                                  CLOSING BID

                                             HIGH           LOW

Fiscal 1999:

     First quarter                           $ .51          $ .51

     Second quarter                            .52            .46

     Third quarter                             .565           .46

     Fourth quarter                            .48            .43

Fiscal 2000:

     First quarter                           $ .53         $  .46

     Second quarter                            .61            .52

     Third quarter                             .65            .61

     Fourth quarter                           1.02            .65


The above information was obtained from stock brokers and represent prices between dealers and do not include retail markups, markdowns or commissions and may not necessarily represent actual transactions.

     (b) As of June 30, 2000, there were 272 record holders of the Company's Common Stock, and 367 record holders of the Company's Class A Common Stock. The closing bid and asked prices for the Company's Common Stock on June 30, 2000 were $.71875 and $.74 respectively.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------------------------------------------------------------------
        AND RESULTS OF OPERATIONS
        -------------------------

RESULTS OF OPERATIONS
---------------------

     The following table sets forth items in the Consolidated Statements of Income as a percentage of sales:

                                             Relationship to Net Sales
                                             For the Years Ended April 30,
                                             -----------------------------
                                                   2000        1999
                                                   ----        ----
Net Sales                                         100.0%      100.0%
Cost of Sales                                      58.2        62.3
Selling, General and
 Administrative Expenses                           27.0        21.9
Research & Development                              4.9         4.0
                                                    ---         ---
Operating Income                                    9.9        11.8
Other (Income) Expense, net                        (0.1)        0.2
Income Tax Expense                                  3.9         5.2
                                                    ---         ---
Net Income                                          6.1         6.4
                                                    ---         ---


2000 FISCAL YEAR COMPARED TO 1999 FISCAL YEAR
---------------------------------------------

Consolidated sales for the Company's operations increased by approximately 11%. The higher sales reflect an increase in service revenue.

The backlog for our Life Safety and other systems totaled $2,548,000 at April 30, 2000, an increase of $128,000 from the backlog of April 30, 1999. Due to fluctuations in the Company's backlog for the year ended April 30, 2000, management remains cautious about predicting revenue in the next fiscal year. Orders continue to be booked for the Company's fire safety system being marketed outside of New York City, and management is encouraged about future growth in this product category.

Selling, general and administrative expenses for the year ended April 30, 2000 increased approximately $1,416,000 as compared to the year ended April 30, 1999 primarily due to increases in stockholders appreciation rights, bad debt expenses, profit sharing and employee stock option expense.

Research and development costs were $945,000 for the year ended April 30, 2000 as compared to $702,000 in the year ended April 30, 1999. The increase of $243,000 is primarily due to increases in labor, inventory used for research and development and Underwriter Laboratories costs. These expenditures primarily reflect the development of the LSN 2000 System and the Company's commitment to provide its customers with state- of-the-art fire and life safety systems.

Operating income for the 2000 fiscal year was $1,916,000 as compared to $2,044,000 for fiscal 1999. The decrease in operating income of 6% resulted from the increase in sales and gross profit percentage, offset by an increase in selling, general and administrative expenses and research and development costs. The increase in gross profit percentage was primarily due to an increase in service revenue that has a higher gross profit percentage than product sales.

Significant changes in balance sheet items from April 30, 1999 to April 30, 2000 are highlighted as follows:

          1: Cash increased by $317,000 (8%) primarily due to profits earned during fiscal 2000.
          2: Accounts Receivable increased by $447,000 (12%) primarily due to increased sales.
          3: Inventories increased by $130,000 (7%) primarily due to the material requirements for the LSN 2000 System.
          4: Deferred tax asset, net of deferred tax liability, increased by $312,000 (48%) due to an increase in expenses that are not currently tax deductible.
          5: Prepaid expenses and other current assets decreased by $31,000 (13%), due to a decrease in prepaid insurance.
          6: Intangible assets decreased due to the amortization of certain assets acquired from BRD Systems, Inc.
          7: Notes Payable (both current and long-term) decreased $358,000 (25%) resulting from reductions in debt from scheduled payments.
          8: Accounts payable, accrued expenses and other current liabilities decreased by $43,000 (2%).
          9: Accrued compensation increased $254,000 (108%) due to an increase in value of stock appreciation rights.
          10. The increase in Stockholders Equity of $1,304,000 (22%) primarily is due to the Net Income after Taxes.

Interest expense for fiscal 2000 was $187,000, 18% less than fiscal 1999.

LIQUIDITY
---------

Net cash provided from operations was $881,000. After taking into account funds used for the repayment of debt ($358,000) and capital expenditures ($206,000), this resulted in a net increase in cash of $317,000. The Company has a revolving line of credit up to a maximum of $5,000,000 ($800,000 outstanding balance at April 30, 2000). The line of credit is collateralized by substantially all of the Company's assets excluding real estate, and is subject to certain covenants. There are restrictions on the payment of dividends in the Company's loan documents.

During the fiscal year ending April 30, 2001 ("Fiscal 2001"), the Company intends to spend approximately $1,000,000 on research to develop new fire alarm and communication systems. These R & D expenditures will be financed from the Company's working capital and/or its line of credit.

The Company's net working capital was approximately $7,576,000 at April 30, 2000. Management believes that it will be able to maintain adequate working capital and cash balances to meet the needs of the Company.

INFLATION
---------

The impact of inflation on the Company's contracts is not material since the Company's labor contracts are normally controlled by union contracts covering a period of two or more years. The current union contract expires July 9, 2002.

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
        -------------------------------------------------

NAME                     AGE                 OFFICE
--------------------------------------------------------------------------------

Paul Mendez              57             Chairman of the Board, President
                                        and Director

Howard L. Kogen          60             Chief Operating Officer/ Executive
                                        Vice President

Antoine J. Sayour        50             Senior Vice President

Jeffrey Cohen            43             Vice President-Finance

Peter Barotz             71             Director

Orhan I. Sadik-Khan      70             Director

Ronald A. Levin          57             Director

Richard G. Scurry, Jr.   62             Director

Harry B. Levine          64             Director


Directors hold office for a period of two years from the Annual Meeting of Shareholders at which they are elected or until their successors are duly elected and qualified. At the 1998 Annual Meeting, Mr. Sadik-Khan, Mr. Ronald Levin and Mr. Harry Levine were elected to serve until the 2000 Annual Meeting. At the 1999 Annual Meeting, Mr. Mendez, Mr. Barotz and Mr. Scurry were elected to serve until the 2001 Annual Meeting.

Paul Mendez was elected a Director, Chairman of the Board and President on July 19, 1991. He is also a principal and employed as Vice President of Multiplex Electrical Services, Inc., a company which is engaged in the business of manufacturing, installing and servicing fire alarm systems in New York City, and is a distributor of LSN-2000.

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

Richard G. Scurry, Jr., is a partner in Jefferson Financial Partners, working as an Investment Manager. Previously, Mr. Scurry was employed as a registered broker with Sanford C. Bernstein & Co., Inc., working in the Investment Management and Research Department.

Harry B. Levine has served as President of Levine Securities, Inc. for more than seven years. His firm is a member of the New York Stock Exchange.

There are no family relationships between any director or officer and any other director or officer.

The Board of Directors has an Audit Committee of Mr. Levin and a Compensation Committee comprised of Messrs. Scurry, Barotz and Sadik-Kahn.

The Registrant is not aware of any Section 16(a) filing deficiencies.


ITEM 10. EXECUTIVE COMPENSATION
-------------------------------

The following table sets forth certain information with respect to cash compensation paid or accrued by the Company, for services rendered to the Company during the fiscal year ended April 30, 2000, to each of the executive officers of the Company whose aggregate remuneration exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

                                                                   Long-Term
                                Annual Compensation               Compensation
Name and Principal           Fiscal                               Options/SAR
    Position                  Year      Salary         Bonus         Awards
--------------------------------------------------------------------------------

Paul Mendez                   2000      $200,000     $ 165,239        -0-
Chairman and                  1999       200,000       123,809        -0-
President                     1998       200,000        49,794        -0-


Howard L. Kogen               2000      $157,087       $43,398        -0-
Chief Operating Officer/      1999       145,000        31,416        -0-
Executive Vice President      1998       140,000        19,313        -0-


Antoine J. Sayour             2000      $135,807      $ 33,470        -0-
Senior Vice President         1999       126,873        21,465        -0-
                              1998       122,955        13,201        -0-


Jeffrey Cohen                 2000      $109,615      $ 26,905        -0-
Vice President-Finance        1999        98,077        15,000        -0-
                              1998        52,135        15,000        -0-

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END
--------------------------------------------------------------
OPTION/SAR VALUES
-----------------

                                                  NUMBER OF
                                                  SECURITIES       VALUE OF
                                                  UNDERLYING      UNEXERCISED
                                                  UNEXERCISED     IN-THE-MONEY
                       SHARES                     OPTION/SAR'S   OPTIONS/SAR'S
                      ACQUIRED                    AT FY-END (#)  AT FY-END ($)
                         ON           VALUE       EXERCISABLE/   EXERCISABLE/
     NAME             EXERCISE       REALIZED    UNEXERCISABLE   UNEXERCISABLE
     ----          --------------    --------    -------------   -------------

Paul Mendez              -0-            -0-       1,000,000/      $401,900/
                                                     -0               -0-

Howard L. Kogen          -0-            -0-         400,000/      $217,450
                                                     -0-          $   -0-

Antoine J. Sayour        -0-            -0-         300,000/      $161,138/
                                                     -0-          $  -0-

Jeffrey Cohen            -0-            -0-          28,000/      $  4,788/
                                                     72,000       $ 14,325


STOCK OPTIONS
-------------

The Company adopted an Incentive and Non-Qualified Stock Option Plan (the "Plan") which provided for the granting of not more than 1,700,000 shares of Common Stock. The Plan is open to officers, directors and certain employees of the Company and will expire on April 30, 2008. Subject to the provisions of the Plan with respect to death, retirement and termination of employment, the maximum period during which each Option may be exercised may be fixed by the Board at the time each Option is granted but shall in no event exceed ten (10) years. Options for an aggregate of 1,146,000 shares of Common Stock at exercise prices ranging from $0.15 to $0.625 were outstanding under the Plan as of April 30, 2000.

Included in the aggregate outstanding were options to purchase 20,000 shares at $.56 per share issued during the fiscal year ended April 30, 2000. No options were exercised during the fiscal year. 28,000 options were cancelled during the fiscal year.

DIRECTORS' COMPENSATION AND SAR AWARDS
--------------------------------------

Directors of the Company who are not also executive officers of the Company receive an annual retainer of $12,000 plus $1,000 for each Board meeting they attend. In addition each director, other than Mr. Mendez, is granted the right to receive a cash payment equal to the increase in value of 40,000 shares of the Company's Common Stock from the date of their first election or appointment to the Board, and payable upon, the earliest to occur of various qualifying events. The Company may, at its sole option, defer payment for a maximum of 24 months from the date of a valid notice of exercise of these rights. The Company recorded a total liability of approximately $87,000 as of April 30, 2000 (versus an accrual of $42,000 at April 30, 1999) in respect of these rights.

Concurrently with the execution of Mr. Mendez' Employment Agreement, and as additional consideration thereunder, Mr. Mendez and the Company entered into a stock appreciation rights agreement pursuant to which Mr. Mendez was granted the right to receive, in cash, the appreciation value (the "Appreciation Rights") with respect to 1,000,000 shares of Common Stock. The Appreciation Rights are exercisable in pro rata installments over a five-year period and have initial value prices ("base prices") as follows: 400,000 Appreciation Rights have a base price of $.125 per share; 200,000 Appreciation Rights have a base price of $.25 per share; 200,000 Appreciation Rights have a base price of $.50 per share; and 200,000 Appreciation Rights have a base price of $.75 per share. The Company recorded a total liability of approximately $402,000 as of April 30, 2000 (versus a liability of $192,000 at April 30, 1999) in respect of these rights.

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

The Company entered into an extension of an employment agreement with Mr. Mendez effective May 1, 2000 and expiring April 30, 2001. In consideration of his services as Chairman of the Board and Chief Executive Officer of the Company,
(i) Mr. Mendez is to receive an annual salary of $300,000 effective May 1, 2000 and (ii) fringe benefits increased to $41,000 per year.

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

The Company entered into an extension of an employment agreement with Mr. Kogen effective May 1, 2000 and expiring April 30, 2005. In consideration of his services as Executive Vice President and Chief Operating Officer of the Company,
(i) Mr. Kogen is to receive an annual salary of $170,000 effective May 1, 2000 with annual raises thereafter and (ii) will receive a bonus based on the Operating Income of the Company. Mr. Kogen's employment agreement also contains a six-month non-competition provision following the term of the agreement or any extension thereof. Upon the expiration of his employment agreement, Mr. Kogen received an option to sell his stock and stock options back to the Company. The purchase price of the stock and stock options will be at a price equal to the difference between the exercise price of the stock options and the fair market value of the underlying stock. The agreement provides for a fair market value floor of $.75 and a fair market value ceiling of $1.25. The purchase price is payable on a deferred basis over three years. The stock options, which were due to expire in 2001, were extended to 2008.

The Company entered into an extension of an employment agreement with Mr. Sayour effective May 1, 2000 and expiring April 30, 2005. In consideration of his services as Senior Vice President of the Company, (i) Mr. Sayour is to receive an annual salary of $147,000 effective May 1, 2000 with annual raises thereafter and (ii) will receive a bonus based on the Operating Income of the Company. Mr. Sayour's employment agreement also contains a six-month non-competition provision following the term of the agreement or any extension thereof. The stock options, which were due to expire in 2001, were extended to 2008.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
------------------------------------------------------------
         MANAGEMENT.
         ----------

The following table sets forth certain information as of June 30, 2000 (except for employee stock option information which is as of April 30, 2000) regarding
(i) the ownership of Common Stock of the Company by each person who is known to the management of the Company to have been the beneficial owner of more than 5% of the outstanding shares of the Company's Common Stock, (ii) the ownership interests of each present director, (iii) the ownership interests of the Chief Executive Officer and other executive officers of the Company whose total annual salary and bonus exceeded $100,000 during the fiscal year ended April 30, 2000 and (iv) the ownership interests of all directors and executive officers of the Company as a group.


 Title of        Name and Address of       Position           Amount and Nature of         % of
  Class            Beneficial Owner      With Company         Beneficial Ownership        Class
----------------------------------------------------------------------------------------------------
Common Stock     Paul Mendez            Chairman of the Board    2,530,483(1)             43.8%
$.01 par value   39-27 59th Street      Chief Executive Officer
                 Woodside, NY           and Director

                 Ildar Idris            None                       353,334(1)              6.1%
                 15 Horvath Strasse
                 Grfeling 8032,
                 West Germany




                 Carol Mendez           None                     1,164,250                20.1%
                 39-27 59th Street
                 Woodside, NY

                 Howard L. Kogen        Chief Operating Officer/   419,300(2)              7.3%
                                        Executive Vice President

                 Antoine J. Sayour      Senior Vice                320,300(3)              5.5%
                                        President

                 Jeffrey Cohen          Vice President-Finance      28,000(4)               .5%

                 Orhan I. Sadik-Khan    Director                    51,500(1)               .9%

                 Richard G. Scurry, Jr. Director                     -0-                   ---

                 Ronald A. Levin        Director                     -0-                   ---

                 Peter Barotz           Director                     -0-(1)                ---

                 Harry B. Levine        Director                     5,000                  .1%

                 All executive officers                          3,303,083(1)(2)(3)       57.1%
                 and directors as a                                       (4)
                 group (6 persons)


 Title of        Name and Address of       Position           Amount and Nature of         % of
  Class            Beneficial Owner      With Company         Beneficial Ownership        Class
----------------------------------------------------------------------------------------------------
Class A          Paul Mendez            Chairman of the Board    2,530,483(1)             51.0%
Common Stock     39-27 59th Street      Chief Executive Officer
$.01 par value   Woodside, NY           and Director

                 Ildar Idris            None                       353,334(1)              7.1%
                 15 Horvath Strasse
                 Grfeling 8032,
                 West Germany

                 Carol Mendez           None                     1,164,250                23.5%
                 39-27 59th Street
                 Woodside, NY

                 Howard L. Kogen        Chief Operating Officer/    19,300(2)              0.4%
                                        Executive Vice President

                 Antoine J. Sayour      Senior Vice                 20,300(3)              0.4%
                                        President




                 Jeffrey Cohen          Vice President-Finance         -0-(4)               --

                 Orhan I. Sadik-Khan    Director                    51,500(1)              1.0%

                 Richard G. Scurry, Jr. Director                       -0-                  --

                 Ronald A. Levin        Director                       -0-                  --

                 Peter Barotz           Director                       -0-(1)               --

                 Harry B. Levine        Director                     5,000                  .1%

                 All executive officers                          2,575,083(1)(2)(3)       51.9%
                 and directors as a                                       (4)
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

(2) Includes 19,300 shares of Common Stock beneficially owned by Mr. Kogen with his wife as joint tenants and 400,000 shares of Common Stock underlying presently exercisable options.

(3) These shares include 20,300 shares of Common Stock beneficially owned by Mr. Sayour with his wife as joint tenants and 300,000 of Common Stock underlying presently exercisable options.

(4) Includes 28,000 shares of Common Stock underlying presently exercisable options for Mr. Cohen.

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

Multiplex Electrical Services, Inc.("Multiplex"), which is owned by the family of Paul Mendez, is a distributor of the LSN 2000. During the fiscal year the Company had sales of approximately $260,000 to Multiplex. Sale of the products to Multiplex was on the same terms as other distributors. The Company also purchased approximately $41,000 of product and engineering services from Multiplex. The Company believes the terms and conditions of such transactions were fair and reasonable.


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

     3(j) Certificate of Amendment to the Certificate of Incorporation ratified and adopted April 1, 1993 (incorporated by reference to Exhibit A to the Company's Proxy Statement for the Annual Meeting of Shareholders held on April 1, 1993)

     3(k)Certificate of Amendment to Certificate of Incorporation [incorporated by reference to Exhibit 3(I) to the Company's Report on Form 10-Q dated October 31, 1997].

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

     10(d) Employment Agreement dated May 1, 1994 between the Company and Howard
          Kogen and [incorporated by reference to Exhibit 10(e) to the Company's Report on Form 8-K dated April 30, 1994].

     10(e) Employment Agreement dated May 1, 1994 between the Company and
          Antoine J. Sayour and [incorporated by reference to Exhibit 10(f) to the Company's Report on Form 8-K dated April 30, 1994].

     10(f) Stock Purchase Agreement dated June 21, 1995 between the Company and
          Helen May, etal and [incorporated by reference to Exhibit 10(l) to the Company's Annual Report on Form 10-K dated April 30, 1995].

     10(g) Option & Escrow Agreement dated July 14, 1995 between the Company and
          Helen May, etal and [incorporated by reference to Exhibit 10(m) to the Company's Annual Report on Form 10-Kdated April 30, 1995].

     10(h) Purchase Agreement dated as of March 27, 1997 between Norwood Venture
          Corporation and The Company and related subordinated promissory note (incorporated by reference to Exhibit 2.1 and 4.1 to the Company's Report on Form 8-K dated March 27, 1997].

     10(i) Loan Agreement dated as of April 29, 1999 among the Company., FRCM
          Case Acme Inc., Fire Service Inc., BRD FRCM Service, Inc. and Fleet Bank, N.A. (incorporated by reference to Exhibit 10(i) to the Company's Annual Report on Form 10-KSB dated April 30, 1999).

     10(j) Security Agreement dated as of April 29, 1999 between the Company and
          Fleet Bank, N.A. (incorporated by reference to Exhibit 10(j) to the Company's Annual Report on Form 10-KSB dated April 30, 1999).

     10(k) * Amendment to Employment Agreement dated May 1, 2000 between the
          Company and Paul Mendez.

     10(l) * Extension to Employment Agreement dated April 6, 2000 between the
          Company and Howard Kogen.

     10(m) * Extension to Employment Agreement dated April 6, 2000 between the
          Company and Antoine J. Sayour.

     *    Filed herewith.

     22   SUBSIDIARIES OF THE COMPANY

(b)  Reports on Form 8-K- NONE

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FIRECOM, INC.


Date: July 24, 2000                     By  s/s Paul Mendez
                                          --------------------------------------
                                          Paul Mendez, Chairman of
                                          the Board, President and
                                          Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature                                 Title                       Date

s/s Paul Mendez                    Chairman of the Board,          July 24, 2000
-----------------------------       President and Chief
Paul Mendez                         Executive Officer


s/s Jeffrey Cohen                  Vice-President-Finance,         July 24, 2000
-----------------------------       Chief Financial Officer and
Jeffrey Cohen                      Principal Accounting Officer


s/s Peter Barotz                   Director                        July 24, 2000
-----------------------------
Peter Barotz


s/s Richard G. Scurry, Jr.         Director                        July 24, 2000
-----------------------------
Richard G. Scurry, Jr.


s/s Ronald A. Levin                Director                        July 24, 2000
-----------------------------
Ronald A. Levin


s/s Orhan I. Sadik-Khan            Director                        July 24, 2000
-----------------------------
Orhan I. Sadik-Khan


s/s Harry B. Levine                Director                        July 24, 2000
-----------------------------
Harry B. Levine

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

    CONSOLIDATED STATEMENTS OF INCOME                                       F-4

    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY                         F-5

    CONSOLIDATED STATEMENTS OF CASH FLOWS                             F-6 - F-7

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                        F-8 - F-17

                                                 ROTHSTEIN, KASS & COMPANY, P.C.
--------------------------------------------------------------------------------
                                                 CERTIFIED PUBLIC ACCOUNTANTS




                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders of
Firecom, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Firecom, Inc. and Subsidiaries as of April 30, 2000, and the related consolidated statements of income, stockholders' equity and cash flows for the years ended April 30, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Firecom, Inc. and Subsidiaries as of April 30, 2000, and the consolidated results of their operations and their cash flows for the years ended April 30, 2000 and 1999, in conformity with generally accepted accounting principles.


                                        /S/ ROTHSTEIN, KASS & COMPANY, P.C.

Roseland, New Jersey
June 19, 2000

                         FIRECOM, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                 April 30, 2000

                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                          $   4,378,000
  Accounts receivable, less allowance for
   doubtful accounts of $400,000                         4,025,000
  Inventories                                            2,042,000
  Deferred tax asset                                       681,000
  Prepaid expenses and other current assets                207,000
                                                     --------------
    Total current assets                                             11,333,000

PROPERTY, PLANT AND EQUIPMENT, net                                      630,000

DEFERRED TAX ASSET                                                      283,000

INTANGIBLE ASSETS, less accumulated amortization of $130,000             42,000
                                                                 ---------------
                                                                 $   12,288,000
                                                                 ===============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of notes payable                   $     363,000
  Line of credit borrowing                                 800,000
  Accounts payable                                         859,000
  Accrued expenses and other current liabilities         1,735,000
                                                     --------------
    Total current liabilities                                         3,757,000

LONG-TERM LIABILITIES:
  Notes payable, less current portion                      700,000
  Accrued compensation                                     489,000
                                                     --------------
    Total long-term liabilities                                       1,189,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $1,
   authorized 1,000,000 shares, none issued
  Common Stock, par value $.01,
   authorized 30,000,000 shares,
   issued 7,342,774, outstanding 5,775,285                  73,000
  Class A Common Stock, par value $.01,
   authorized 10,000,000 shares,
   issued 5,999,107 outstanding 4,968,113                   60,000
  Capital in excess of par value                         2,896,000
  Retained earnings                                      5,539,000
                                                     --------------

                                                         8,568,000

Less treasury stock, at cost, 1,567,489 shares
 of Common Stock and 1,030,994 shares of Class
 A Common Stock                                          1,226,000
                                                     --------------

    Total stockholders' equity                                        7,342,000
                                                                 ---------------

                                                                 $   12,288,000
                                                                 ===============


          See accompanying notes to consolidated financial statements

                         FIRECOM, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                       Years Ended April 30, 2000 and 1999

                                                       2000            1999
                                                  --------------  --------------
NET SALES:
  Product                                         $  11,020,000   $  10,830,000
  Services                                            8,288,000       6,540,000
                                                  --------------  --------------
                                                     19,308,000      17,370,000
                                                  --------------  --------------
COST OF SALES:
  Product                                             7,219,000       6,899,000
  Services                                            4,011,000       3,924,000
                                                  --------------  --------------
                                                     11,230,000      10,823,000
                                                  --------------  --------------
GROSS PROFIT                                          8,078,000       6,547,000
                                                  --------------  --------------
OPERATING EXPENSES:
  Selling, general and administrative                 5,217,000       3,801,000
  Research and development                              945,000         702,000
                                                  --------------  --------------
    Total operating expenses                          6,162,000       4,503,000
                                                  --------------  --------------
INCOME FROM OPERATIONS                                1,916,000       2,044,000
                                                  --------------  --------------
OTHER INCOME (EXPENSE):
  Interest income                                       210,000         189,000
  Interest expense                                     (187,000)       (228,000)
  Other                                                       -          (2,000)
                                                  --------------  --------------
                                                         23,000         (41,000)
                                                  --------------  --------------
INCOME BEFORE INCOME TAX EXPENSE                      1,939,000       2,003,000

INCOME TAX EXPENSE                                      750,000         899,000
                                                  --------------  --------------
NET INCOME                                         $  1,189,000   $   1,104,000
                                                  ==============  ==============
NET INCOME PER COMMON SHARE
  Basic                                            $       0.11   $        0.10
                                                  ==============  ==============
  Diluted                                          $       0.10   $        0.10
                                                  ==============  ==============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES USED IN
 COMPUTING NET INCOME PER COMMON SHARE
  Basic                                              10,743,000      11,111,000
                                                  ==============  ==============
  Diluted                                            11,451,000      11,549,000
                                                  ==============  ==============


          See accompanying notes to consolidated financial statements

                         FIRECOM, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       Years Ended April 30, 2000 and 1999

                                    Common Stock          Class A Common Stock     Capital in
                              ------------------------- -------------------------  Excess of     Retained
                                Shares       Amount       Shares        Amount     Par Value     Earnings
                              ------------ ------------ ------------  -----------  -----------  ------------
BALANCES, April 30, 1998        7,140,113  $    71,000    6,738,263  $    67,000  $ 2,764,000  $  3,267,000

CONVERSION OF CLASS A
 COMMON STOCK TO
 COMMON STOCK                     141,311        2,000     (141,311)      (2,000)

PURCHASE OF MAY FAMILY
 STOCK PURSUANT TO
 OPTION AND ESCROW
 AGREEMENT (SEE NOTE 9)                                    (536,495)      (5,000)                   (21,000)

EFFECT OF DISTRIBUTOR
 STOCK OPTIONS                                                                         17,000

NET INCOME                                                                                        1,104,000
                              ------------ ------------ ------------  -----------  -----------  ------------

BALANCES, April 30, 1999        7,281,424       73,000    6,060,457       60,000    2,781,000     4,350,000

CONVERSION OF CLASS A
 COMMON STOCK TO
 COMMON STOCK                      61,350                   (61,350)

EFFECT OF DISTRIBUTOR
 STOCK OPTIONS                                                                         (8,000)

EFFECT OF EMPLOYEE
 STOCK OPTIONS                                                                        123,000

NET INCOME                                                                                        1,189,000
                              ------------ ------------ ------------  -----------  -----------  ------------

BALANCES, April 30, 2000        7,342,774  $    73,000    5,999,107  $    60,000  $ 2,896,000  $  5,539,000
                              ============ ============ ============  ===========  ===========  ============


                                   Treasury Stock
                                 Shares       Amount       Total
                               ----------- ------------  -----------
BALANCES, April 30, 1998        2,061,988  $(1,226,000)  $4,943,000

CONVERSION OF CLASS A
 COMMON STOCK TO
 COMMON STOCK

PURCHASE OF MAY FAMILY
 STOCK PURSUANT TO
 OPTION AND ESCROW
 AGREEMENT (SEE NOTE 9)           536,495                   (26,000)

EFFECT OF DISTRIBUTOR
 STOCK OPTIONS                                               17,000

NET INCOME                                                1,104,000
                               ----------- ------------  -----------

BALANCES, April 30, 1999        2,598,483   (1,226,000)   6,038,000

CONVERSION OF CLASS A
 COMMON STOCK TO
 COMMON STOCK

EFFECT OF DISTRIBUTOR
 STOCK OPTIONS                                               (8,000)

EFFECT OF EMPLOYEE
 STOCK OPTIONS                                              123,000

NET INCOME                                                1,189,000
                               ----------- ------------  -----------

BALANCES, April 30, 2000        2,598,483  $(1,226,000)  $7,342,000
                               =========== ============  ===========


          See accompanying notes to consolidated financial statements

                         FIRECOM, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       Years Ended April 30, 2000 and 1999

                                                           2000            1999
                                                      --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                          $   1,189,000   $   1,104,000
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                           224,000         229,000
    Provision for doubtful accounts                         278,000         (55,000)
    Deferred income tax credit                             (312,000)        (46,000)
    Other miscellaneous credits                                             (15,000)
    Employee stock option expense                           123,000
    Distributor stock option expense (credit)                (8,000)         17,000
    Increase (decrease) in cash attributable to
     changes in assets and liabilities:
      Accounts receivable                                  (725,000)       (779,000)
      Inventories                                          (130,000)       (411,000)
      Prepaid expenses and other current assets              31,000         (98,000)
      Accounts payable                                     (181,000)        284,000
      Accrued expenses and other current liabilities        138,000         483,000
      Accrued compensation                                  254,000        (108,000)
                                                      --------------  --------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                   881,000         605,000
                                                      --------------  --------------
NET CASH USED IN INVESTING ACTIVITIES,
 purchases of property, plant and equipment                (206,000)       (132,000)
                                                      --------------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of notes payable                              (358,000)       (608,000)
  Payments on line of credit borrowing                                     (500,000)
  Proceeds from line of credit borrowing                                    800,000
  Payments on purchase of redeemable stock                                 (308,000)
                                                      --------------  --------------
NET CASH USED IN FINANCING ACTIVITIES                      (358,000)       (616,000)
                                                      --------------  --------------
NET INCREASE (DECREASE) IN CASH  AND CASH EQUIVALENTS       317,000        (143,000)

CASH  AND CASH EQUIVALENTS:
  Beginning of year                                       4,061,000       4,204,000
                                                      --------------  --------------
  End of year                                         $   4,378,000   $   4,061,000
                                                      ==============  ==============


          See accompanying notes to consolidated financial statements

                         FIRECOM, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)
                       Years Ended April 30, 2000 and 1999

                                                           2000            1999
                                                      --------------  --------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for interest during the years             $     196,000   $     224,000
                                                      ==============  ==============

  Cash paid for income taxes during the years         $   1,121,000   $     964,000
                                                      ==============  ==============

SUPPLEMENTAL DISCLOSURES OF NON CASH INVESTING AND
 FINANCING ACTIVITIES:

  Notes payable issued for the purchase of May Family
   stock, pursuant to Option and Escrow Agreement     $           -   $     308,000
                                                      ==============  ==============


          See accompanying notes to consolidated financial statements

                         FIRECOM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

          NATURE OF BUSINESS - Firecom, Inc. and Subsidiaries (the "Company") are engaged in the design, manufacture and service of fire safety systems and products. The Company sells its products and services to a variety of end users (i.e., building owners and managers) and contractors, primarily in the New York metropolitan area, as well as other areas of the United States for which subsidiary operations have been established to sell to and service end users. None of the Company's customers exceed 10% of consolidated net sales. The majority of the Company's employees are covered by a union contract.

          PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Firecom, Inc. and its wholly-owned subsidiaries, Fire Service, Inc., FRCM Case-Acme, Inc., BRD FRCM Service, Inc., Firecom West, Inc. and Firecom Minnesota, Inc. All intercompany balances and transactions have been eliminated in consolidation.

          FAIR VALUE OF FINANCIAL INSTRUMENTS - The fair value of the Company's assets and liabilities, which qualify as financial instruments under Statement of Financial Accounting Standards No. 107 "Disclosures about Fair Value of Financial Instruments," approximates the carrying amounts presented in the consolidated balance sheet.

          CASH EQUIVALENTS - Cash equivalents include all highly liquid instruments having a maturity of less than three months from the purchase date. Cash equivalents include investment commercial paper.

          INVENTORIES - Inventories, which are comprised of raw materials, are stated at the lower of cost or market, with cost determined on the first-in, first-out (FIFO) method.

          IMPAIRMENT OF LONG-LIVED ASSETS - The Company periodically assesses the recoverability of the carrying amounts of long-lived assets, including intangible assets. A loss is recognized when expected undiscounted future cash flows are less than the carrying amount of the asset. The impairment loss is the difference by which the carrying amount of the asset exceeds its fair value.

          PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment are stated at cost and are being depreciated and amortized using the straight-line method over the estimated useful lives of the assets ranging from 3 to 15 years.

          INTANGIBLE ASSETS - Customer lists, software, drawings and design approvals are amortized using the straight-line method over the estimated useful lives of the assets ranging from three to five years.

          ADVERTISING COSTS - The Company expenses costs of advertising and promotion as incurred. Advertising expenses, included in selling, general and administrative expenses for the years ended April 30, 2000 and 1999, were approximately $145,000 and $182,000, respectively.

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

          A reconciliation of the income, weighted-average shares and earnings per share (EPS) shares used in both calculations follows:


                                             YEAR ENDED APRIL 30, 2000

                                        INCOME         SHARES         EPS
                                        ------         ------         ---

Basic EPS
  Net income applicable to common
  shareholders                      $ 1,189,000      10,743,000     $  0.11

Effect of stock options                                 708,000       (0.01)
                                   --------------  -------------  -------------

Diluted EPS
  Net income applicable to common
   shareholders                     $ 1,189,000      11,451,000     $  0.10
                                   ==============  =============  =============

                         FIRECOM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

                                             YEAR ENDED APRIL 30, 1999

                                        INCOME         SHARES         EPS
                                        ------         ------         ---

Basic EPS
  Net income applicable to common
  shareholders                      $ 1,104,000      11,111,000     $  0.10

Effect of stock options and
 warrants                                               438,000
                                   --------------  -------------  -------------
Diluted EPS
  Net income applicable to common
   shareholders                     $ 1,104,000      11,549,000     $  0.10
                                   ==============  =============  =============

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

NOTE 2 -  PROPERTY, PLANT AND EQUIPMENT:

          Property, plant and equipment consists of the following at April 30, 2000:


               Leasehold improvements                                $  348,000
               Machinery and equipment                                  832,000
               Furniture and fixtures                                   580,000
                                                                    ------------
                                                                      1,760,000
               Less accumulated depreciations and amortization        1,130,000
                                                                    ------------
                                                                     $  630,000
                                                                    ============

          The Company owns its headquarters building located in Woodside, New York. The building is approximately 15,000 square feet. Because of purchase accounting, it is carried at no value on the books of the Company.

                         FIRECOM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 -  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

          Accrued expenses and other current liabilities consist of the following at April 30, 2000:


          Vacation pay                                              $   304,000
          Incentive compensation                                        246,000
          Payroll                                                       151,000
          Fringe benefits                                               306,000
          Deferred revenues                                              94,000
          Other                                                         634,000
                                                                    ------------
                                                                    $ 1,735,000
                                                                    ============
NOTE 4 -  NOTES PAYABLE:

          Notes payable consist of the following at April 30, 2000:


                                                       Interest
                                                         Rate
                                                      -----------
     Note payable to May Family, pursuant to
      Stock Purchase Agreement, in annual
      installments of $61,679, plus interest,
      through July 2000                                     12%      $   62,000

     Note payable to Norwood Venture Corp.,
      pursuant to Stock Purchase Agreement, in
      quarterly installments of $71,755,
      including interest, through March 2003                10%         736,000

     Notes payable to May Family, pursuant to the
      Option and Escrow Agreement, in annual
      installments of $61,697, plus interest, through
      September 2003, collaterialized by shares of the
      Company's Common Stock held in escrow              11.55%         247,000

     Note payable to BRD Systemes, Inc., pursuant to
      acquisition of certain assets, in quarterly
      installments of $9,586, including interest,
      through August 2000                                   10%          18,000
                                                                    ------------
                                                                      1,063,000
                                                                        363,000
                                                                    ------------
                                                                     $  700,000
                                                                    ============

                         FIRECOM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 -  NOTES PAYABLE (CONTINUED):

          Aggregate future principal payments are as follows:

               Year ended April 30:
                            2001                                     $  363,000
                            2002                                        306,000
                            2003                                        332,000
                            2004                                         62,000
                                                                    ------------
                                                                     $ 1,063,000
                                                                    ============

          The Company maintains a line of credit with a bank. Under the line of credit, the Company may borrow up to $5,000,000, with interest, at the bank's agreed rate (6.31% at April 30, 2000) plus 1 3/4%. Borrowings under the line of credit are collateralized by substantially all of the Company's assets, excluding real estate. Any borrowings under the line of credit outstanding in April 2001, which have been drawn upon for acquisition purposes (as defined in the line of credit agreement), will be converted into a 5-year term note payable in monthly installments, plus interest. In April 2002, any borrowings outstanding that are not repaid in full, will be converted into a 4-year term note, payable in monthly installments, plus interest. Borrowings under the line of credit at April 30, 2000 were $800,000.

          The line of credit contains certain financial covenants.

NOTE 5 -  STOCK OPTIONS, STOCK APPRECIATION RIGHTS AND WARRANTS:

          STOCK OPTIONS - The Company maintains a stock option plan (the "Plan") which expires April 30, 2008. The Common Stock reserved for issuance under the Plan is 1,700,000 shares. Information relating to the stock options under the Plan during the years ended April 30, 2000 and 1999 is as follows:

                                                       Number        Per Share
                                                     of Shares      Option Price
                                                   ------------    -------------

               Outstanding at April 30, 1998         1,114,000      $  .15-.625

               Granted                                  40,000             0.50
                                                   ------------    -------------
               Outstanding at April 30, 1999         1,154,000         .15-.625

               Granted                                  20,000             0.56
               Cancelled                               (28,000)       .375-.625
                                                   ------------    -------------
               Outstanding at April 30, 2000         1,146,000         .15-.625
                                                   ============    =============
               Exercisable at April 30, 2000           996,000      $  .15-.625
                                                   ============    =============

          The weighted average exercise price of outstanding options, as of April 30, 2000 was $.31 an option.

                         FIRECOM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 -  STOCK OPTIONS, STOCK APPRECIATION RIGHTS AND WARRANTS (CONTINUED):

          At May 1, 1999, 442,000 stock options issued to certain officers of the Company were due to expire. In connection with a one-year extension of these officers' employment contracts, they were granted a one-year extension to exercise their stock options. Under the provisions of Accounting Principles Board Opinion No. 25 (APB No. 25) "Accounting for Stock Issued to Employees" compensation expense of approximately $123,000 was recorded for the year ended April 30, 2000 to recognize the difference between the fair market value of the underlying stock at the date of the extension and the stock options' exercise prices.

          Effective May 1, 2000 the employment agreements of two officers of the Company were extended for a term of five years. Under the terms of the extended employment agreements, the stock options held by the officers under the Plan were extended for a period of seven years. Accordingly under the provisions of APB No. 25, compensation expense will be recorded for the year ended April 30, 2001 for the difference between the fair market value of the underlying stock and the stock options' exercise prices.

          The Company has adopted the disclosure-only requirements of Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation" when accounting for equity transactions with employees. The Company applies APB No. 25 and related interpretations in accounting for its plans. Had compensation cost for the plan been determined based on the fair value of the options at the grant dates, consistent with SFAS No. 123, the Company's net income applicable to common shareholders and net income per share applicable to common shareholders would have been adjusted to the pro-forma amounts indicated below:

                                                        Year Ended April 30,
                                                   -----------------------------
                                                       2000              1999
                                                   -------------- --------------
Net income applicable to common shareholders:
  As reported                                      $  1,189,000      $ 1,104,000
  Pro forma                                           1,176,000        1,092,000

Net income per share applicable to common shareholders:
  Basic, as reported                                       0.11             0.10
  Diluted, as reported                                     0.10             0.10

  Basic, pro forma                                         0.11             0.10
  Diluted, pro forma                                       0.10             0.09

          The fair value of each option grant is estimated on the date of grant using the Black-Scholes Option Pricing Model with the following weighted average assumptions used for grants in 2000 and 1999 respectively: risk-free interest rate of 5%; no dividend yield; expected lives of 10 years; and expected volatility of 36% and 29%, respectively.

                         FIRECOM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5-   STOCK OPTIONS, STOCK APPRECIATION RIGHTS AND WARRANTS (CONTINUED):

          STOCK APPRECIATION RIGHTS - The Company has stock appreciation rights agreements (SARs) with certain officers and directors, which grants them the right to receive in cash the excess of the fair market value
          (FMV) of a common share over the base price (as defined in the agreements). The following summarizes the SARs at April 30, 2000:

                    Rights         Rights            Base
                    Granted      Excersable          Price           FMV
                  -----------  --------------   -------------   ------------

          (A)       400,000        400,000        $  0.125        $  0.75
          (A)       200,000        200,000            0.25           0.75
          (A)       200,000        200,000            0.50           0.75
          (A)       200,000        200,000            0.75           0.75
          (B)        40,000         40,000            0.56           0.75
          (B)        40,000         40,000            0.60           0.75
          (B)       120,000        120,000            0.14           0.75

          (A) These rights have been granted pursuant to an agreement with the Chairman of the Board of the Company and are exercisable in pro-rata installments over a five-year period. All unexercised rights will expire in December 2002.

          (B) These rights have been granted to directors upon their being elected to the Board of Directors.

               Selling, general and administrative expenses include a charge (credit) of approximately $254,000 and ($108,000) for the years ended April 30, 2000 and 1999, respectively, for compensation as a result of the SARs. At April 30, 2000, the Company has accrued compensation of $489,000 as a result of the SARs.

NOTE 6-   COMMON STOCK:

          On June 21, 1995, the Company signed a Stock Purchase Agreement to purchase 1,072,988 shares of the Company's $.01 par value Common Stock held by certain members of the May Family at $.45 per share. Terms of the Agreement provided for a cash payment in the amount of $174,448 and a five-year note in the amount of $308,397, bearing interest at 12% per annum. Interest is to be paid monthly. The principal is to be paid in five annual installments of $61,679. The Company's obligation under the note is collateralized by a pledge by the Company to the noteholder of 685,326 shares of the Company's Common Stock held in its treasury.

          On March 27, 1997, the Company purchased 1,166,662 shares of the Company's $.01 par value Common Stock at $.70 per share and 1,500,004 warrants at $.525 per warrant held by Norwood Venture Corp. The terms of the agreement provide for a cash payment in the amount of $320,833 and a six-year subordinated promissory note for $1,283,332, bearing interest at 10% per annum. Principal and interest totaling $71,755 is paid quarterly through March 2003. The note also contains certain financial covenants.

                         FIRECOM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 -  COMMON STOCK (CONTINUED):

          In September 1998, pursuant to a related agreement with the May Family, the Company repurchased 536,495 shares of its Common Stock and 536,495 shares of its Class A Common Stock (which were retired) at an agreed upon price of $.575 per share. Pursuant to the agreement a cash payment of $308,485 was paid and the Company issued five, five-year notes, aggregating $308,485, bearing interest at 11.5% per annum were issued. Principal payments on the notes will be made in five installments aggregating $61,697. Interest on the notes is to be paid monthly. The notes are collateralized by the repurchased shares of the Company's Common Stock, which are held in escrow.

NOTE 7 -  PENSION PLAN AND PROFIT SHARING PLAN CONTRIBUTIONS:

          The Company makes contributions to a union-sponsored multi-employer defined contribution pension plan based on the wages paid to union employees covered under union contracts. Contributions to the multi-employer plan amounted to approximately $137,000 and $129,000 in 2000 and 1999, respectively. The Company has no intention of withdrawing from the plan nor has the Company been informed that there is any intention to terminate the plan.

          In fiscal 2000, the Company established a defined contribution profit sharing plan, which covers all non-union employees who meet certain eligibility requirements. Contributions to the plan are made at the discretion of the Board of Directors. For the year ended April 30, 2000, the Company accrued contributions to the plan of approximately $77,000.

NOTE 8 -  INCOME TAXES:

          The provision for income taxes consists of the following:

                                                       Year Ended April 30,
                                               ---------------------------------
                                                     2000                1999
                                               --------------       ------------
Current:
  Federal                                        $  690,000          $  562,000
  State and City                                    372,000             383,000
                                               --------------       ------------
                                                  1,062,000             945,000
                                               --------------       ------------
Deferred:
  Federal                                          (212,000)            (27,000)
  State and City                                   (100,000)            (19,000)
                                               --------------       ------------
                                                   (312,000)            (46,000)
                                               --------------       ------------
    Total                                        $  750,000          $  899,000
                                               ==============       ============

                         FIRECOM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 -  INCOME TAXES (CONTINUED):

          The following reconciles the Federal statutory rate to the effective income tax rate:



                                                       2000           1999
                                                    ------------    ------------
Computed tax expense at Federal statutory rate            34 %           34 %
State and City provision, net of Federal tax              12             12
Increasing research activities tax credit                 (5)            (3)
Other                                                     (2)             2
                                                    ------------    ------------
                                                          39 %           45 %
                                                    ============    ============

          The components of the Company's deferred tax asset and liability at April 30, 2000 are as follows:

Deferred tax assets:
  Allowance for doubtful accounts                                  $   185,000
  Stock appreciation rights                                            226,000
  Accrued incentive compensation                                        60,000
  Inventories                                                          155,000
  Vacation and other fringe benefits                                   218,000
  Research and development credit                                       63,000
  Other                                                                107,000
                                                                  --------------
Deferred tax asset                                                   1,014,000

Deferred tax liability, tax depreciation
 in excess of book depreciation                                         50,000
                                                                  --------------
Net deferred tax asset                                             $   964,000
                                                                  ==============


          No valuation allowance was deemed necessary at April 30, 2000 as the Company believes that it is more likely than not that the deferred tax asset will be fully realized based on current projections of future taxable income.

NOTE 9 -  COMMITMENTS AND CONTINGENCIES:

          The Company rents various warehouse facilities under noncancellable operating leases expiring through December 2003. The following are the aggregate future minimum rental payments, as of April 30, 2000:


               YEAR ENDING APRIL 30,
                      2001                                          $   93,000
                      2002                                              63,000
                      2003                                              27,000
                      2004                                              18,000
                                                                  --------------
                                                                    $  201,000

                         FIRECOM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 -  COMMITMENTS AND CONTINGENCIES (CONTINUED):

          Rent expense for the years ended April 30, 2000 and 1999 amounted to $152,000 and $94,000, respectively.

          The Company has certain employment agreements with key executives expiring through April 2005. Aggregate annual compensation under these agreements approximates $655,000.

          An employment agreement with an executive of the Company, which goes into effect May 1, 2000, provides for the executive, upon the expiration of his employment agreement, with the option to sell his stock and stock options back to the Company. The purchase price of the stock and stock options will be at a price equal to the difference between the exercise price of the stock options and the fair market value of the underlying stock. The agreement provides for a fair market value floor of $.75 and a fair market value ceiling of $1.25. The purchase price is to be paid on a deferred basis over 3 years.

          In connection with the acquisition of certain assets, the Company entered into a Consulting and Non-competition Agreement with the President of the company from whom the assets were acquired, and has continuing payment requirements of $25,000 per quarter through September 2000.

          In order to increase the distribution of its products and services on a national level, the Company has established a stock option plan for distributors of its products. The plan provides for the issuance of stock options to purchase the Company's common stock, at a pre-determined price ($.55, which approximated the fair market value of the common stock at the inception of the plan), provided that the distributor purchases a specified dollar amount of the Company's product over a three-year period.

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

NOTE 10 - PURCHASE CONCENTRATIONS:

          For the year ended April 30, 2000 the Company had net purchases of 13%, 13%, and 11% from three vendors, respectively. For the year ended April 30, 1999 the Company had net purchases of 14% and 11% from two vendors, respectively. In Management's opinion, the loss of any of these vendors should not materially affect the operations of the Company, as other sources of supplies are available.

NOTE 11 - CONCENTRATION OF CREDIT RISK:

          The Company's cash and cash equivalents, including commercial investment paper, of $4,061,000, are maintained in a financial institution, and at times exceed the Federal Deposit Insurance Corporation coverage of $100,000. Management regularly monitors the financial condition of the financial institution in order to keep the potential risk of loss to a minimum.