Form 10QSB
period 2000-07-31
FIRECOM INC
filed 2000-09-14
CIK 732248

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
--------------------------------------------------------------------------------

FORM 10-QSB-QUARTERLY OR TRANSITIONAL REPORT


     (Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

          For the quarterly period ended July 31, 2000

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                         COMMISSION FILE NUMBER 0-12873
                                                -------

                                  FIRECOM, INC.
--------------------------------------------------------------------------------
              (Exact name of Small Business Issuer in its charter)



         New York                                       13-2934531
----------------------------------                      ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

39-27 59th Street, Woodside, New York                      11377
----------------------------------------                   -----
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


As of August 31, 2000, the Registrant had 5,782,985 shares of Common Stock outstanding, and 4,960,413 shares of Class A Common Stock outstanding.

                                      INDEX
                                      -----

                                                                        PAGE NO.
                                                                        --------

     Safe Harbor Statement                                                 3

PART I    FINANCIAL INFORMATION

     Item 1:   Financial Statements

               Consolidated Balance Sheet-July 31, 2000                   4-5

               Consolidated Statements of Income-
               Three Months Ended July 31, 2000 and 1999                   6

               Consolidated Statements of Cash Flows-
               Three Months Ended July 31, 2000 and 1999                  7-8

               Notes to Consolidated Financial Statements                 9-10


     Item 2:   Management's Discussion and Analysis
               of Financial Condition and Results
               of Operations                                             11-13

PART II   OTHER INFORMATION                                                13

                         SAFE HARBOR STATEMENT UNDER THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Form 10-QSB for the three months ended July 31, 2000 contains certain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," "should" or "continue" or the negative thereof or other variations thereon or comparable terminology. The matters set forth under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations - Cautionary Statements" herein constitute cautionary statements identifying important factors with respect to such forward-looking statements, including certain risks and uncertainties, that could cause actual results to differ materially from those in such forward-looking statements.

                         FIRECOM, INC. AND SUBSIDIARIES
                         ------------------------------

                           CONSOLIDATED BALANCE SHEET
                                   (unaudited)


                                  JULY 31, 2000
                                  -------------


ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                         $ 4,790,000
  Accounts receivable, net of allowance for doubtful
    accounts                                                          3,952,000
  Inventories                                                         2,010,000
  Deferred tax asset                                                    681,000
  Prepaid expenses and other current assets                             168,000
                                                                    -----------
    Total current assets                                            $11,601,000
                                                                    -----------

FIXED ASSETS

  PROPERTY, PLANT AND EQUIPMENT                                     $ 1,810,000
    Less:  Accumulated Depreciation & Amortization                    1,187,000
                                                                    -----------
      Total Fixed Assets                                            $   623,000
                                                                    -----------

OTHER ASSETS

  Deferred tax asset                                                $   361,000

  Intangible assets, less accumulated amortization                  $    33,000
                                                                    -----------

      TOTAL ASSETS                                                  $12,618,000
                                                                    ===========

                         FIRECOM, INC. AND SUBSIDIARIES
                         ------------------------------

                           CONSOLIDATED BALANCE SHEET
                                   (unaudited)


                                  JULY 31, 2000
                                  -------------


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

Current portion of notes payable                                    $   298,000
Accounts payable                                                        903,000
Line of credit borrowing                                                800,000
Accrued expenses                                                      1,774,000
                                                                    -----------

  Total current liabilities                                         $ 3,775,000
                                                                    -----------

LONG-TERM LIABILITIES:

Notes payable, less current portion                                     641,000
Accrued compensation                                                    719,000
                                                                    -----------

  Total Long-Term liabilities                                       $ 1,360,000
                                                                    -----------

SHAREHOLDERS' EQUITY
Preferred Stock, par value $1; authorized 1,000,000 shares, none issued         $ - 0 -
Common Stock, par value $.01: Authorized 30,000,000 shares.
  Issued: 7,350,474  Outstanding:  5,782,985                                     73,000
Class A Common Stock, par value $.01: Authorized 10,000,000 shares.
  Issued: 5,991,407  Outstanding:  4,960,413                                     60,000
Additional Paid-In Capital                                                    2,996,000
Retained Earnings                                                             5,580,000
                                                                            -----------
          Sub-Total                                                         $ 8,709,000
Less:  Treasury Stock, at cost, 1,567,489 shares of Common Stock
  and 1,030,994 shares of Class A Common Stock                                1,226,000
                                                                            -----------

  Total Shareholders' Equity                                                $ 7,483,000
                                                                            -----------

          TOTAL LIABILITIES & EQUITY                                        $12,618,000
                                                                            ===========

                         FIRECOM, INC. AND SUBSIDIARIES
                         ------------------------------

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                                        THREE MONTHS ENDED
                                                        ------------------
                                                             JULY 31
                                                             -------
                                                      2000              1999
                                                      ----              ----
NET SALES:

Product                                           $ 3,222,000        $2,268,000
Service                                             1,798,000         1,653,000
                                                  -----------        ----------
     Total Sales                                    5,020,000         3,921,000
                                                  -----------        ----------

COST OF SALES:

Product                                             2,100,000         1,695,000
Service                                             1,001,000           776,000
                                                  -----------        ----------
     Total Cost of Sales                            3,101,000         2,471,000
                                                  -----------        ----------

GROSS PROFIT                                        1,919,000         1,450,000
                                                  -----------        ----------

OPERATING EXPENSES:

Selling, general and administrative                 1,675,000           958,000
Research and development                              189,000           206,000
                                                  -----------        ----------
     Total operating expenses                       1,864,000         1,164,000
                                                  -----------        ----------

INCOME FROM OPERATIONS                                 55,000           286,000
                                                  -----------        ----------

OTHER INCOME (EXPENSE)

Interest income                                        68,000            42,000
Interest expense                                      (44,000)          (50,000)
Other                                                   -0-              (4,000)
                                                  -----------        ----------
     Total Other Income (Expense)                      24,000           (12,000)
                                                  -----------        ----------

INCOME BEFORE INCOME TAX                               79,000           274,000

INCOME TAX EXPENSE                                     38,000           129,000
                                                  -----------        ----------

NET INCOME                                        $    41,000        $  145,000
                                                  ===========        ==========

NET INCOME PER COMMON SHARE:
     Basic                                        $  .00             $  .01
     Diluted                                      $  .00             $  .01
WEIGHTED AVERAGE NUMBER OF
SHARES USED IN COMPUTING EPS:
     Basic                                         10,743,000        10,743,000
     Diluted                                       11,393,000        11,170,000

                         FIRECOM, INC. AND SUBSIDIARIES
                         ------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                        THREE MONTHS ENDED
                                                        ------------------
                                                             JULY 31
                                                             -------
                                                      2000              1999
                                                      ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                        $    41,000        $  145,000

Adjustments to reconcile net income to net
cash provided by operating activities:
  Depreciation and amortization                        66,000            53,000
  Provision for doubtful accounts                      74,000            75,000
  Deferred income tax credit                          (78,000)
  Employee stock option expense                       100,000
Increase (decrease) in cash attributable to
 changes in assets and liabilities:
     Accounts receivable                               (1,000)           22,000
     Inventories                                       32,000            84,000
     Prepaid expenses and other                        39,000            83,000
     Accounts payable                                  44,000            18,000
     Accrued expenses                                  39,000            (1,000)
     Accrued compensation                             230,000            (4,000)
                                                  -----------        ----------


NET CASH PROVIDED BY OPERATING ACTIVITIES             586,000           475,000
                                                  -----------        ----------

NET CASH USED IN INVESTING ACTIVITIES,
Capital expenditures                                  (50,000)          (17,000)

NET CASH USED IN FINANCING ACTIVITIES,
Repayment of debt                                    (124,000)         (118,000)
                                                  -----------        ----------
NET INCREASE  IN CASH
     AND CASH EQUIVALENTS                             412,000           340,000

CASH AND CASH EQUIVALENTS:

     Beginning of period                            4,378,000         4,061,000
                                                  -----------        ----------

     End of period                                $ 4,790,000        $4,401,000
                                                  ===========        ==========

                         FIRECOM, INC. AND SUBSIDIARIES
                         ------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (continued)
                                   (unaudited)

                                                        THREE MONTHS ENDED
                                                        ------------------
                                                             JULY 31
                                                             -------
                                                      2000              1999
                                                      ----              ----
SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:

Cash paid for interest during the period          $    43,000        $   48,000
                                                  ===========        ==========
Cash paid for income taxes during the period      $    12,000        $   68,000
                                                  ===========        ==========

                         FIRECOM, INC. AND SUBSIDIARIES
                         ------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1: ACCOUNTING POLICIES:

The accounting policies followed by the Company are set forth in Note 1 of the Company's financial statements on Form 10-KSB for the fiscal year ended April 30, 2000.

In the opinion of management the accompanying consolidated financial statements contain the necessary adjustments, all of which are of a normal and recurring nature, to present fairly Firecom Inc. and its subsidiaries' financial position at July 31, 2000 and the results of operations for the three months ended July 31, 2000 and 1999, and cash flows for the three months ended July 31, 2000 and 1999.

Certain reclassifications were made in the 1999 financial statements to conform to the classifications used in the 2000 financial statements.


NOTE 2: PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following at July 31, 2000:

     Building improvements                                           $  397,000
     Machinery and equipment                                            832,000
     Furniture and fixtures                                             581,000
                                                                     ----------
                                                                     $1,810,000
       Less accumulated depreciation and amortization                 1,187,000
                                                                     ----------
                                                                     $  623,000
                                                                     ==========

NOTE 3: NOTES PAYABLE

     The Company's long-term debt consists of the following at July 31, 2000:

     Notes payable to banks and other:
       Note payable to Norwood Venture                               $  683,000
       Note payable to May Family (second transaction)                  247,000
       Other note payable                                                 9,000
                                                                     ----------
                                                                     $  939,000
         Less current portion                                           298,000
                                                                     ----------
                                                                     $  641,000
                                                                     ==========


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

A reconciliation of the income and weighted-average shares used in both calculations follows:

                                  Periods ended July 31, 2000
                                  ---------------------------
                                         Three Months
                              -----------------------------------
                              Income         Shares         EPS
                              ------         ------         ---
Basic EPS                     $ 41,000       10,743,000     $.00

Effect of
  Stock options                   -             650,000      -0-
                              --------       ----------     ----

Diluted EPS                   $ 41,000       11,393,000     $.00
                              --------       ----------     ----

                                  Periods ended July 31, 1999
                                  ---------------------------
                                         Three Months
                              -----------------------------------
                              Income         Shares         EPS
                              ------         ------         ---
Basic EPS                     $145,000       10,743,000     $.01

Effect of
  Stock options                   -             427,000      -0-
                              --------       ----------     ----

Diluted EPS                   $145,000       11,170,000     $.01
                              --------       ----------     ----


NOTE 5: STOCKHOLDERS' EQUITY TRANSACTIONS

In 1995 the Company purchased 1,072,988 shares of the Company's common stock held by certain members of the May family at $.45 per share (first transaction). Terms of the agreement provide for a cash payment in the amount of $174,448 and a five (5) year note in the amount of $308,397, bearing interest at 12% per annum. Interest is payable monthly. The principal was paid in five equal annual installments of $61,679. The Company's obligation under the note was collateralized by a pledge by the Company to the noteholder of certain shares of the repurchased common stock.

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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                  (unaudited)
--------------------------------------------------------------------------------


LIQUIDITY

Net cash provided by operations for the three months ended July 31, 2000 was $586,000. The increase in cash, accounts payable and accrued expenses were partially offset by the decrease in accounts receivable and inventory.

In April, 1999, the Company refinanced its line of credit under an agreement with a major New York bank. Under the line of credit, the Company may borrow up to $5,000,000. Borrowings under the line of credit are secured by substantially all of the Company's assets, excluding real estate. Borrowings under the line of credit at July 31, 2000 were $800,000.

The line of credit contains certain covenants.

Management believes that it will be able to maintain adequate working capital and cash balances to meet its current needs.

RESULTS OF OPERATIONS

Consolidated sales and net income for the quarter ended July 31, 2000 were $5,020,000 and $41,000 respectively as compared to $3,921,000 and $145,000 for the quarter ended July 31, 1999. Sales increased by 28% during the three months ended July 31, 2000 versus the same period last year. These higher sales reflect the increase in product revenue versus the same period in 1999.

Gross profit percentage for the three months ended July 31, 2000 was 38.2% as compared to 37.0% for the three months ended July 31, 1999. The increase in gross profit percentage was primarily due to an increase in revenue, spread over fixed overhead costs.

Operating income for the three months ended July 31, 2000 was $55,000 as compared to $286,000 for the three months ended July 31, 1999. As a percentage of revenue, the operating income for the three months ended July 31, 1999 was 1.1% versus 7.3% in the same period in 1999. The decrease in operating income and its percentage to revenue was primarily due to a non cash compensation charge of $308,000, which reflects an employment agreement with an executive of the Company, which provides for the executive, upon the expiration of his employment agreement, with the option to sell his stock and stock options back to the Company ($208,000), and a charge for an extension of stock options to recognize the difference between the fair market value of the underlying stock at the date of the extension and the stock options' exercise prices ($100,000).

The Company's backlog for its life safety and other systems totaled $2,605,000 at July 31, 2000 as compared to $2,548,000 at April 30, 2000. Due to fluctuations in the Company's backlog, management remains cautious about predicting revenue in the fiscal year.

Significant changes in balance sheet items from April 30, 2000 to July 31, 2000 are highlighted as follows:

     1: Cash increased primarily due to income from operations.

     2: Accounts receivable decreased due to better collections.

     3: Prepaid expenses and other current assets decreased due to a decrease in prepaid income taxes.

     4: Long term debt decreased due to payments made on current maturities of the long-term debt.

     5. Accrued compensation increased due to a charge that reflects an employment agreement with an executive of the Company, which provides for the executive, upon the expiration of his employment agreement, with the option to sell his stock and stock options back to the Company, and an increase in stock appreciation rights expense.

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

     PART II

     OTHER INFORMATION

Item 1. Legal Proceedings

Intellisec, a California corporation v. Firecom, Inc., a purported corporation;
-------------------------------------------------------------------------------
Rosendin Electric. Inc., a purported corporation; Does 1 through 25, Inclusive,
------------------------------------------------------------------------------
Case No. BC 216249
The Complaint was filed on September 3, 1999, in the Los Angeles Superior Court, Central District. The principal parties are Intellisec, Rosendin and Firecom. L.A. Arena Company, Ltd., a limited partnership has been added as a defendant. Rosendin is a contractor for a construction project in Los Angeles, California. On or about August 28, 1998, Intellisec entered into a written Subcontract Agreement to furnish and install complete and operational fire life safety, smoke control and mechanical test panel systems for the project. Intellisec alleges that, with respect to Rosendin, there were substantial delays caused by failure of other contractors and/or subcontractors as well as change orders such that Intellisec is owed in excess of $1,000,000 by Rosendin. Intellisec also claims that Rosendin and Firecom agreed and conspired between themselves to take over the work from Intellisec and to prevent Intellisec from obtaining a contract for maintenance services for the systems and equipment upon completion of the project.

Firecom denies there was any such conspiracy or arrangement and contends that Intellisec failed to pay for product delivered to it, failed to have the necessary manpower or trained technicians for the project and that the removal of Intellisec from the job by Rosendin was done solely by Rosendin and was the result of Intellisec's own actions or inaction. The Complaint seeks compensatory damages against Firecom based on information and belief in an amount in excess of $1,000,000, interest thereon and costs of suit. In addition, the Complaint seeks punitive or exemplary damages from Firecom (in California a plaintiff may not allege a specific amount for punitive damages). On October 29, 1999, Firecom filed an Answer denying liability and a Cross-Complaint against Intellisec. The Cross-Complaint seeks compensatory damages for breach of contract and money had and received in an amount in excess of $200,000 together with interest and costs of suit. On February 8, 2000, the Court granted Firecom's motion to dismiss or stay Intellisec's complaint. On December 23, 1999, pursuant to the Court's Order, the action was stayed pending resolution of the claims in a New York forum pursuant to the parties' contractual forum selection clause.

Based on the three orders staying each of the California actions as to Firecom, on June 16, 2000, Intellisec filed an action in the United States District Court, Eastern District of New York, entitled Intellisec, Aria Kozak and Donna Kozak, Plaintiffs v. Firecom, Inc., Defendant, Case No, 00-3557.

The Complaint contains claims for relief for Declaratory Relief, Breach of Contract/ Specific Performance, Breach of Contract/ Damages, Breach of the Implied Covenant of Good Faith and Fair Dealing, Intentional Interference with Contract and Intentional Interference with Prospective Economic Advantage, Violation of California Civil Code sections 1790 et seq. Negligent Misrepresentation, Implied Indemnity, Equitable Indemnity, Contribution and Injunctive Relief. The claims set forth in the Complaint relate to the three actions filed by Intellisec in California and, in addition to equitable relief, seek compensatory, punitive and exemplary damages in an undetermined amount.


Item 2. Exhibits and Reports on Form 8-K - None


                                   SIGNATURES
                                   ----------

                                             Firecom, Inc.
                                             -------------


Dated:    September 12, 2000            /s/ Paul Mendez
          -------------------           ----------------------------------
                                        Paul Mendez
                                        Chairman of the Board
                                        President and Chief Executive
                                        Officer

                                        /s/ Jeffrey Cohen
                                        ----------------------------------
                                        Jeffrey Cohen
                                        Vice President-Finance,
                                        Chief Financial Officer, and
                                        Principal Accounting Officer

                                  EXHIBIT INDEX


EXHIBIT 27     FINANCIAL DATA SCHEDULE