Form 10QSB
period 2000-10-31
FIRECOM INC
filed 2000-12-13
CIK 732248

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
-------------------------------------------------------------------------------

                  FORM 10-QSB-QUARTERLY OR TRANSITIONAL REPORT

     (Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

       For the quarterly period ended October 31, 2000

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                         COMMISSION FILE NUMBER 0-12873
                                                -------

                                  FIRECOM, INC.
-------------------------------------------------------------------------------
              (Exact name of Small Business Issuer in its charter)


         New York                                     13-2934531
--------------------------------                      ----------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

39-27 59th Street, Woodside, New York                   11377
---------------------------------------                 -----
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

As of November 30, 2000, the Registrant had 5,782,985 shares of Common Stock outstanding, and 4,960,413 shares of Class A Common Stock outstanding.

                                      INDEX
                                      -----

                                                                        PAGE NO.
                                                                        --------

     Safe Harbor Statement                                                 3

PART I    FINANCIAL INFORMATION

     Item 1: Financial Statements

       Consolidated Balance Sheet-October 31, 2000                         4-5

       Consolidated Statements of Income-
       Six and Three Months Ended October 31, 2000 and 1999                6

       Consolidated Statements of Cash Flows-
       Six and Three Months Ended October 31, 2000 and 1999                7-8

       Notes to Consolidated Financial Statements                          9-10


     Item 2: Management's Discussion and Analysis
             of Financial Condition and Results
             of Operations                                                 10-12

PART II  OTHER INFORMATION                                                 12-13

                         SAFE HARBOR STATEMENT UNDER THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Form 10-QSB for the six months ended October 31, 2000 contains certain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," "should" or "continue" or the negative thereof or other variations thereon or comparable terminology. The matters set forth under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations - Cautionary Statements" herein constitute cautionary statements identifying important factors with respect to such forward-looking statements, including certain risks and uncertainties, that could cause actual results to differ materially from those in such forward-looking statements.

                         FIRECOM, INC. AND SUBSIDIARIES
                         ------------------------------

                           CONSOLIDATED BALANCE SHEET
                                   (unaudited)




                                OCTOBER 31, 2000
                                ----------------

ASSETS

CURRENT ASSETS

  Cash and cash equivalents                                         $ 4,373,000
  Accounts receivable, net of allowance for doubtful
    accounts                                                          4,233,000
  Inventories                                                         1,967,000
  Deferred tax asset                                                    681,000
  Prepaid expenses and other current assets                             281,000
                                                                    -----------

    Total current assets                                            $11,535,000
                                                                    -----------
FIXED ASSETS

  PROPERTY, PLANT AND EQUIPMENT                                     $ 1,843,000
    Less:  Accumulated Depreciation & Amortization                    1,233,000
                                                                    -----------
      Total Fixed Assets                                            $   610,000
                                                                    -----------
OTHER ASSETS

  Deferred tax asset                                                $   361,000

  Intangible assets, less accumulated amortization                  $    30,000
                                                                    -----------

        TOTAL ASSETS                                                $12,536,000
                                                                    ===========

                         FIRECOM, INC. AND SUBSIDIARIES
                         ------------------------------

                           CONSOLIDATED BALANCE SHEET
                                   (unaudited)


                                OCTOBER 31, 2000
                                ----------------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

Current portion of notes payable                                    $   294,000
Accounts payable                                                        732,000
Line of credit borrowing                                                800,000
Accrued expenses                                                      1,720,000
                                                                    -----------

  Total current liabilities                                         $ 3,546,000
                                                                    -----------

LONG-TERM LIABILITIES:

Notes payable, less current portion                                     519,000
Accrued compensation                                                    639,000
                                                                    -----------

  Total Long-Term liabilities                                       $ 1,158,000
                                                                    -----------


SHAREHOLDERS' EQUITY

Preferred Stock, par value $1; authorized 1,000,000 shares,            $    -0-
none issued Common Stock, par value $.01: Authorized
30,000,000 shares.
  Issued: 7,350,474  Outstanding:  5,782,985                             73,000

Class A Common Stock, par value $.01: Authorized 10,000,000 shares.
  Issued: 5,991,407  Outstanding:  4,960,413                             60,000

Additional Paid-In Capital                                            2,996,000
Retained Earnings                                                     5,929,000
                                                                    -----------
          Sub-Total                                                 $ 9,058,000

Less:  Treasury Stock, at cost, 1,567,489 shares of Common Stock
  and 1,030,994 shares of Class A Common Stock                        1,226,000
                                                                    -----------

  Total Shareholders' Equity                                        $ 7,832,000
                                                                    -----------

          TOTAL LIABILITIES & EQUITY                                $12,536,000
                                                                    ===========

                         FIRECOM, INC. AND SUBSIDIARIES
                         ------------------------------

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                             THREE MONTHS ENDED          SIX MONTHS ENDED
                                             --------------------------------------------
                                                 OCTOBER 31                 OCTOBER 31
                                                 ----------                 ----------
                                             2000          1999          2000         1999
                                             ----          ----          ----         ----
NET SALES:
  Product                               $ 3,493,000   $ 2,685,000   $ 6,715,000   $ 4,953,000
  Service                                 1,740,000     2,208,000     3,538,000     3,861,000
                                        -----------   -----------   -----------   -----------
    Total Sales                           5,233,000     4,893,000    10,253,000     8,814,000
                                        -----------   -----------   -----------   -----------
COST OF SALES:
  Product                                 2,311,000     1,884,000     4,411,000     3,579,000
  Service                                   976,000     1,072,000     1,977,000     1,848,000
                                        -----------   -----------   -----------   -----------
    Total Cost of Sales                   3,287,000     2,956,000     6,388,000     5,427,000
                                        -----------   -----------   -----------   -----------

GROSS PROFIT                              1,946,000     1,937,000     3,865,000     3,387,000
                                        -----------   -----------   -----------   -----------
OPERATING EXPENSES:
Selling, general and administrative       1,125,000     1,251,000     2,800,000     2,213,000
Research and development                    233,000       185,000       422,000       391,000
                                        -----------   -----------   -----------   -----------
    Total operating expenses              1,358,000     1,436,000     3,222,000     2,604,000
                                        -----------   -----------   -----------   -----------

INCOME FROM OPERATIONS                      588,000       501,000       643,000       783,000
                                        -----------   -----------   -----------   -----------
OTHER INCOME (EXPENSE)
Interest income                              67,000        51,000       135,000        93,000
Interest expense                            (40,000)      (47,000)      (84,000)      (97,000)
                                        -----------   -----------   -----------   -----------
    Total Other Income (Expense)             27,000         4,000        51,000        (4,000)
                                        -----------   -----------   -----------   -----------

INCOME BEFORE INCOME TAX                    615,000       505,000       694,000       779,000

INCOME TAX EXPENSE                          266,000       238,000       304,000       367,000

NET INCOME                              $   349,000   $   267,000   $   390,000   $   412,000
                                        ===========   ===========   ===========   ===========

NET INCOME PER COMMON SHARE:
     Basic                              $   .03       $   .02       $   .04       $   .04
     Diluted                            $   .03       $   .02       $   .03       $   .04
WEIGHTED AVERAGE NUMBER OF
SHARES USED IN COMPUTING EPS:
     Basic                               10,743,000    10,743,000    10,743,000    10,743,000
     Diluted                             11,369,000    11,286,000    11,381,000    11,286,000

                         FIRECOM, INC. AND SUBSIDIARIES
                         ------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                          SIX MONTHS ENDED
                                                          ----------------
                                                             OCTOBER 31
                                                             ----------
                                                        2000             1999
                                                        ----             ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                          $  390,000       $  412,000

Adjustments to reconcile net income to net
cash provided by operating activities:
  Depreciation and amortization                        115,000          119,000
  Provision for doubtful accounts                      100,000          160,000
  Deferred income tax credit                           (78,000)
  Employee stock option expense                        100,000
Increase (decrease) in cash attributable to
  changes in assets and liabilities:
    Accounts receivable                               (308,000)        (427,000)
    Inventories                                         75,000           50,000
    Prepaid expenses and other                         (74,000)         146,000
    Accounts payable                                  (127,000)         (63,000)
    Accrued expenses                                   (15,000)         219,000
    Accrued compensation                               150,000           55,000
                                                    ----------       ----------

NET CASH PROVIDED BY OPERATING ACTIVITIES              328,000          671,000
                                                    ----------       ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of business                                  -0-           (123,000)
Capital expenditures                                   (83,000)         (45,000)
                                                    ----------       ----------

NET CASH USED IN INVESTING ACTIVITIES                  (83,000)        (168,000)
                                                    ----------       ----------
CASH FLOWS FROM FINANCING ACTIVITIES:

Repayment of debt                                     (250,000)        (238,000)
                                                    ----------       ----------

NET CASH USED IN FINANCING ACTIVITIES                 (250,000)        (238,000)
                                                    ----------       ----------
NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                                (5,000)         265,000

CASH AND CASH EQUIVALENTS:
    Beginning of period                              4,378,000        4,061,000
                                                    ----------       ----------

    End of period                                   $4,373,000       $4,326,000
                                                    ==========       ==========

                         FIRECOM, INC. AND SUBSIDIARIES
                         ------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (continued)
                                   (unaudited)

                                                          SIX MONTHS ENDED
                                                          ----------------
                                                              OCTOBER 31
                                                              ----------
                                                          2000           1999
                                                          ----           ----
SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:

Cash paid for interest during the period                $ 84,000       $ 96,000
                                                        ========       ========
Cash paid for income taxes during the period            $380,000       $192,000
                                                        ========       ========

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

In the opinion of management the accompanying consolidated financial statements contain the necessary adjustments, all of which are of a normal and recurring nature, to present fairly Firecom Inc. and its subsidiaries' financial position at October 31, 2000 and the results of operations for the three and six months ended October 31, 2000 and 1999, and cash flows for the six months ended October 31, 2000 and 1999.

Certain reclassifications were made in the 1999 financial statements to conform to the classifications used in the 2000 financial statements.


NOTE 2: PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following at October 31, 2000:

     Building improvements                                 $  417,000
     Machinery and equipment                                  845,000
     Furniture and fixtures                                   581,000
                                                           ----------
                                                           $1,843,000
          Less accumulated depreciation and amortization    1,233,000
                                                           ----------
                                                           $  610,000
                                                           ==========


NOTE 3: NOTES PAYABLE

     The Company's long-term debt consists of the following at October 31, 2000:

     Notes payable to banks and other:
       Note payable to Norwood Venture                     $  628,000
       Note payable to May Family (second transaction)        185,000
                                                           ----------
                                                           $  813,000
         Less current portion                                 294,000
                                                           ----------
                                                           $  519,000
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

A reconciliation of the income and weighted-average shares used in both calculations follows:

                               Periods ended October 31, 1999
                               ------------------------------
                        Three Months                        Six Months
               ------------------------------     ------------------------------
               Income      Shares        EPS      Income      Shares       EPS
               ------      ------        ---      ------      ------       ---
Basic EPS      $349,000    10,743,000    $.03     $390,000    10,743,000   $.04

Effect of
  Stock options    -          626,000    -0 -         -          638,000   (.01)
               --------    ----------    ----     --------    ----------   -----
Diluted EPS    $349,000    11,369,000    $.03     $390,000    11,381,000   $.03
               --------    ----------    ----     --------    ----------   -----


                               Periods ended October 31, 1999
                               ------------------------------
                        Three Months                        Six Months
               ------------------------------     ------------------------------
               Income      Shares        EPS      Income      Shares       EPS
               ------      ------        ---      ------      ------       ---
Basic EPS      $267,000    10,743,000    $.02     $412,000    10,743,000   $.04

Effect of
  Stock options    -          543,000    -0-          -          543,000   -0-
               --------    ----------    ----     --------    ----------   -----
Diluted EPS    $267,000    11,286,000    $.02     $412,000    11,286,000   $.04
               --------    ----------    ----     --------    ----------   -----



           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                   (unaudited)
--------------------------------------------------------------------------------


LIQUIDITY

Net cash provided by operations for the six months ended October 31, 2000 was $328,000. The increase in accounts receivable was partially offset by the decrease in inventory and the non-cash adjustments to net income.

In April, 1999, the Company refinanced its line of credit under an agreement with a major New York bank. Under the line of credit, the Company may borrow up to $5,000,000. Borrowings under the line of credit are secured by substantially all of the Company's assets, excluding real estate. Borrowings under the line of credit at October 31, 2000 were $800,000.

The line of credit contains certain covenants.

Management believes that it will be able to maintain adequate working capital and cash balances to meet its current needs.

RESULTS OF OPERATIONS

Consolidated sales and net income for the quarter ended October 31, 2000 were $5,233,000 and $349,000 respectively as compared to $4,893,000 and $267,000 for the quarter ended October 31, 1999. Consolidated sales and net income for the six months ended October 31, 2000 were $10,253,000 and $390,000 respectively as compared to $8,814,000 and $412,000 for the six months ended October 31, 1999. Sales increased by 16% during the six months ended October 31, 2000 versus the same period last year. The increase in sales reflects the increase in product sales versus the same period in 1999.

Gross profit percentage for the three months ended October 31, 2000 was 37.2% as compared to 39.6% for the three months ended October 31, 1999. Gross profit percentage for the six months ended October 31, 2000 was 37.7% as compared to 38.4% for the six months ended October 31, 1999. The decrease in gross profit percentage was primarily due to the completion of a project in the 1999 period that had high gross profit.

Operating income for the six months ended October 31, 2000 was $643,000 as compared to $783,000 for the six months ended October 31, 1999. As a percentage of revenue, the operating income for the six months ended October 31, 1999 was 6.3% versus 8.9% in the same period in 1999. The decrease in operating income and its percentage to revenue was primarily due to a non cash compensation charge of $308,000, which reflects an employment agreement with an executive of the Company, which provides for the executive, upon the expiration of his agreement, with the option to sell his stock and stock options back to the Company ($208,000), and a charge for an extension of stock options to recognize the difference between the fair market value of the underlying stock at the date of the extension and the stock options' exercise prices ($100,000), which was partially offset by a reduction in stock appreciation charges of approximately $114,000 between 2000 and 1999.

The Company has decided to close an office in the Midwest. The results of operation for the six months ended October 31, 2000 included a net loss of approximately $169,000, which includes the operating loss and cost to close that subsidiary.

The Company's backlog for its life safety and other systems totaled $2,981,000 at October 31, 2000 as compared to $2,548,000 at April 30, 2000. Due to fluctuations in the Company's backlog, management remains cautious about predicting revenue in the fiscal year.



Significant changes in balance sheet items from April 30, 2000 to October 31, 2000 are highlighted as follows:

     1: Accounts receivable increased due to increased sales.

     2: Inventories decreased due to better control on our inventories.

     3: Prepaid expenses and other current assets increased due to an increase in prepaid income taxes.

     4: Accounts payable decreased due to a reduction in inventory purchases.

     5: Long-term debt decreased due to payments made on current maturities of the long-term debt.

     6. Accrued compensation increased due to a charge that reflects an employment agreement with an executive of the Company, which provides for the executive, upon the expiration of his employment agreement, with the option to sell his stock and stock options back to the Company, which was partially offset by stock appreciation rights income.

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

In November 2000, Rosendin filed a First Amended Cross-Complaint which added Firecom as a cross-defendant. The First Amended Cross-Complaint asserts causes of actions against Firecom for implied contractual indemnity, equitable indemnity, breach of contract, unjust enrichment, breach of express warranties and breach of implied warranties and seeks damages according to proof. The First Amended Cross-Complaint has not been served as of the date of this report.

Firecom denies any liability to Rosendin and specifically denies the breach of any warranties, express or implied. Further, Firecom contends that Rosendin expressly agreed to indemnify Firecom for any claims or damages arising from the construction project.

Item 2. Exhibits and Reports on Form 8-K - None


                                   SIGNATURES
                                   ----------

                                                       Firecom, Inc.
                                                       -------------


Dated:    December 11, 2000                  /s/ Paul Mendez
          ------------------                 ----------------------------------
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