Form 10QSB
period 2001-01-31
FIRECOM INC
filed 2001-03-14
CIK 732248

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
--------------------------------------------------------------------------------


FORM 10-QSB-QUARTERLY OR TRANSITIONAL REPORT


     (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 For the quarterly period ended January 31, 2001


                                       OR


[X] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.


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


As of February 28, 2001, the Registrant had 5,789,685 shares of Common Stock outstanding, and 4,957,713 shares of Class A Common Stock outstanding.

                                      INDEX
                                      -----

                                                                      PAGE NO.
                                                                      --------

     Safe Harbor Statement                                                 3

PART I    FINANCIAL INFORMATION

     Item 1: Financial Statements

          Consolidated Balance Sheet-January 31, 2001                      4-5

          Consolidated Statements of Income-
          Nine and Three Months Ended January 31, 2001 and 2000            6

          Consolidated Statements of Cash Flows-
          Nine and Three Months Ended January 31, 2001 and 2000            7-8

          Notes to Consolidated Financial Statements                       9-10


     Item 2: Management's Discussion and Analysis
             of Financial Condition and Results of Operations              10-12

PART II   OTHER INFORMATION                                                12-13

                         SAFE HARBOR STATEMENT UNDER THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Form 10-QSB for the nine months ended January 31, 2001 contains certain forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," "should" or "continue" or the negative thereof or other variations thereon or comparable terminology. The matters set forth under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations - Cautionary Statements" herein constitute cautionary statements identifying important factors with respect to such forward-looking statements, including certain risks and uncertainties, that could cause actual results to differ materially from those in such forward-looking statements.

                         FIRECOM, INC. AND SUBSIDIARIES
                         ------------------------------

                           CONSOLIDATED BALANCE SHEET
                                   (unaudited)


                                JANUARY 31, 2001
                                ----------------


ASSETS

CURRENT ASSETS

     Cash and cash equivalents                                      $ 4,449,000
     Accounts receivable, net of allowance for doubtful
       accounts                                                       3,915,000
     Inventories                                                      2,063,000
     Deferred tax asset                                                 681,000
     Prepaid expenses and other current assets                          467,000
                                                                    -----------
       Total current assets                                         $11,575,000
                                                                    -----------

FIXED ASSETS

     PROPERTY, PLANT AND EQUIPMENT                                  $ 1,946,000
       Less:  Accumulated Depreciation & Amortization                 1,288,000
                                                                    -----------
         Total Fixed Assets                                         $   658,000
                                                                    -----------

OTHER ASSETS

     Deferred tax asset                                             $   361,000

     Intangible assets, less accumulated amortization               $    26,000
                                                                    -----------

          TOTAL ASSETS                                              $12,620,000
                                                                    ===========

                         FIRECOM, INC. AND SUBSIDIARIES
                         ------------------------------

                           CONSOLIDATED BALANCE SHEET
                                   (unaudited)


                                JANUARY 31, 2001
                                ----------------


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

Current portion of notes payable                                    $   300,000
Accounts payable                                                        406,000
Line of credit borrowing                                                800,000
Accrued expenses                                                      1,881,000
                                                                    -----------
     Total current liabilities                                      $ 3,387,000

LONG-TERM LIABILITIES:

Notes payable, less current portion                                     457,000
Accrued compensation                                                    646,000
                                                                    -----------
     Total Long-Term liabilities                                    $ 1,103,000
                                                                    -----------

SHAREHOLDERS' EQUITY

Preferred Stock, par value $1; authorized 1,000,000 shares,
  none issued                                                       $       -0-
Common Stock, par value $.01: Authorized 30,000,000 shares.
  Issued: 7,012,011  Outstanding:  5,787,185                             70,000
Class A Common Stock, par value $.01: Authorized 10,000,000 shares.
  Issued: 5,648,544  Outstanding:  4,960,213                             57,000
Additional Paid-In Capital                                            3,004,000
Retained Earnings                                                     6,225,000
                                                                    -----------
          Sub-Total                                                 $ 9,356,000
Less:  Treasury Stock, at cost, 1,224,826 shares of Common Stock
  and 688,331 shares of Class A Common Stock                          1,226,000
                                                                    -----------
     Total Shareholders' Equity                                     $ 8,130,000
                                                                    -----------

          TOTAL LIABILITIES & EQUITY                                $12,620,000
                                                                    ===========

                         FIRECOM, INC. AND SUBSIDIARIES
                         ------------------------------

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                             THREE MONTHS ENDED          NINE MONTHS ENDED
                                             ---------------------------------------------
                                                 JANUARY 31                  JANUARY 31
                                                 ----------                  ----------
                                            2001           2000          2001            2000
                                            ----           ----          ----            ----

NET SALES:
  Product                               $ 3,542,000    $ 3,030,000    $10,257,000    $ 7,983,000
  Service                                 1,636,000      2,316,000      5,174,000      6,177,000
                                        -----------    -----------    -----------    -----------
     Total Sales                          5,178,000      5,346,000     15,431,000     14,160,000
                                        -----------    -----------    -----------    -----------

COST OF SALES:
  Product                                 2,146,000      2,171,000      6,557,000      5,750,000
  Service                                 1,064,000      1,069,000      3,041,000      2,917,000
                                        -----------    -----------    -----------    -----------
     Total Cost of Sales                  3,210,000      3,240,000      9,598,000      8,667,000
                                        -----------    -----------    -----------    -----------

GROSS PROFIT                              1,968,000      2,106,000      5,833,000      5,493,000
                                        -----------    -----------    -----------    -----------

OPERATING EXPENSES:
Selling, general and administrative       1,252,000      1,399,000      4,052,000      3,612,000
Research and development                    239,000        226,000        661,000        617,000
                                        -----------    -----------    -----------    -----------
     Total operating expenses             1,491,000      1,625,000      4,713,000      4,229,000
                                        -----------    -----------    -----------    -----------

INCOME FROM OPERATIONS                      477,000        481,000      1,120,000      1,264,000
                                        -----------    -----------    -----------    -----------

OTHER INCOME (EXPENSE)
Interest income                              71,000         57,000        206,000        150,000
Interest expense                            (37,000)       (45,000)      (121,000)      (142,000)
                                        -----------    -----------    -----------    -----------
     Total Other Income (Expense)            34,000         12,000         85,000          8,000
                                        -----------    -----------    -----------    -----------

INCOME BEFORE INCOME TAX                    511,000        493,000      1,205,000      1,272,000

INCOME TAX EXPENSE                          215,000        232,000        519,000        599,000

NET INCOME                              $   296,000    $   261,000    $   686,000    $   673,000
                                        ===========    ===========    ===========    ===========
NET INCOME PER COMMON SHARE:
     Basic                              $   .03        $   .02        $   .06        $   .06
     Diluted                            $   .03        $   .02        $   .06        $   .06
WEIGHTED AVERAGE NUMBER OF
SHARES USED IN COMPUTING EPS:
     Basic                               10,745,000     10,743,000     10,744,000     10,743,000
     Diluted                             11,282,000     11,355,000     11,335,000     11,316,000

                         FIRECOM, INC. AND SUBSIDIARIES
                         ------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                          NINE MONTHS ENDED
                                                          -----------------
                                                              JANUARY 31
                                                              ----------
                                                        2001            2000
                                                        ----            -----

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                          $  686,000      $   673,000

Adjustments to reconcile net income to net
cash provided by operating activities:
  Depreciation and amortization                        174,000          178,000
  Provision for doubtful accounts                      187,000          260,000
  Deferred income tax credit                           (78,000)
  Employee stock option expense                        100,000
Increase (decrease) in cash attributable to
  changes in assets and liabilities:
    Accounts receivable                                (77,000)        (787,000)
    Inventories                                        (21,000)          71,000
    Prepaid expenses and other                        (260,000)         (21,000)
    Accounts payable                                  (453,000)         118,000
    Accrued expenses                                   146,000          138,000
    Accrued compensation                               157,000          120,000
                                                    ----------       ----------

NET CASH PROVIDED BY OPERATING ACTIVITIES              561,000          750,000
                                                    ----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of business                                  -0-           (123,000)
Capital expenditures                                  (186,000)         (92,000)
                                                    ----------       ----------

NET CASH USED IN INVESTING ACTIVITIES                 (186,000)        (215,000)
                                                    ----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayment of debt                                     (306,000)        (297,000)
Sale of stock                                            2,000            -0-
                                                    ----------       ----------

NET CASH USED IN FINANCING ACTIVITIES                 (304,000)        (297,000)
                                                    ----------       ----------

NET INCREASE IN CASH
     AND CASH EQUIVALENTS                               71,000          238,000

CASH AND CASH EQUIVALENTS:
     Beginning of period                             4,378,000        4,061,000
                                                    ----------       ----------

     End of period                                  $4,449,000       $4,299,000
                                                    ==========       ==========

                         FIRECOM, INC. AND SUBSIDIARIES
                         ------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (continued)
                                   (unaudited)

                                                         NINE MONTHS ENDED
                                                         -----------------
                                                             JANUARY 31
                                                             ----------
                                                        2001            2000
                                                        ----            -----

SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:

Cash paid for interest during the period              $128,000         $150,000
                                                      ========         ========
Cash paid for income taxes during the period          $848,000         $675,000
                                                      ========         ========

                         FIRECOM, INC. AND SUBSIDIARIES
                         ------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1: ACCOUNTING POLICIES:

The accounting policies followed by the Company are set forth in Note 1 of the Company's consolidated financial statements on Form 10-KSB for the fiscal year ended April 30, 2000.

In the opinion of management the accompanying consolidated financial statements contain the necessary adjustments, all of which are of a normal and recurring nature, to present fairly Firecom Inc. and its subsidiaries' consolidated financial position at January 31, 2001 and the consolidated results of operations for the three and nine months ended January 31, 2001 and 2000, and consolidated cash flows for the nine months ended January 31, 2001 and 2000.

Certain reclassifications were made in the 2000 financial statements to conform to the classifications used in the 2001 financial statements.

NOTE 2: PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following at January 31, 2001:

     Building improvements                                           $  480,000
     Machinery and equipment                                            882,000
     Furniture and fixtures                                             584,000
                                                                     ----------
                                                                     $1,946,000
        Less accumulated depreciation and amortization                1,288,000
                                                                     ----------
                                                                     $  658,000
                                                                     ==========

NOTE 3: NOTES PAYABLE

     The Company's long-term debt consists of the following at January 31, 2001:

     Notes payable to banks and other:
       Note payable to Norwood Venture                               $  572,000
       Note payable to May Family (second transaction)                  185,000
                                                                     ----------
                                                                     $  757,000
         Less current portion                                           300,000
                                                                     ----------
                                                                     $  457,000
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

A reconciliation of the income and weighted-average shares used in both calculations follows:

                                     Periods ended January 31, 2001
                                     ------------------------------
                           Three Months                             Nine Months
               ---------------------------------       ---------------------------------
               Income        Shares         EPS         Income        Shares         EPS
               ------        ------         ---         ------        ------         ---
Basic EPS      $296,000      10,745,000     $.03       $686,000      10,744,000     $.06

Effect of
  Stock options    -            537,000      -0-           -            591,000      -0-
               --------      ----------     ----       --------      ----------     ----

Diluted EPS    $296,000      11,282,000     $.03       $686,000      11,335,000     $.06
               --------      ----------     ----       --------      ----------     ----

                                     Periods ended January 31, 2000
                                     ------------------------------
                           Three Months                             Nine Months
               ---------------------------------       ---------------------------------
               Income        Shares         EPS         Income        Shares         EPS
               ------        ------         ---         ------        ------         ---
Basic EPS      $261,000      10,743,000     $.02       $673,000      10,743,000     $.06

Effect of
  Stock options    -            612,000      -0-           -            573,000      -0-
               --------      ----------     ----       --------      ----------     ----

Diluted EPS    $261,000      11,355,000     $.02       $673,000      11,316,000     $.06
               --------      ----------     ----       --------      ----------     ----

Unexercised employee stock options to purchase 160,660 shares of the Company's common stock for the three months ended January 31, 2001 were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the Company's common stock during the respective periods.

4,000 stock options were exercised in November, 2000.


NOTE 5: MANAGEMENT BUYOUT OFFER:

On January 24, 2001, Firecom, Inc. (the "Company") issued a press release announcing that it received a proposal from a management group led by the Company's President and Chief Executive Officer, Paul Mendez, and including other principal shareholders of the Company, to acquire for a cash price of $.70 per share all outstanding shares of the Company not already held by the group. The group currently holds 68.8% of all outstanding shares of the Company.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                   (unaudited)
--------------------------------------------------------------------------------


LIQUIDITY

Net cash provided by operations for the nine months ended January 31, 2001 was $561,000. The increase in prepaid expenses, other current assets and accounts payable were partially offset by the non-cash adjustments to net income.

In April, 1999, the Company refinanced its line of credit under an agreement with a major New York bank. Under the line of credit, the Company may borrow up to $5,000,000. Borrowings under the line of credit are secured by substantially all of the Company's assets, excluding real estate. Borrowings under the line of credit at January 31, 2001 were $800,000.

The line of credit contains certain covenants.

Management believes that it will be able to maintain adequate working capital and cash balances to meet its current needs.

RESULTS OF OPERATIONS

Consolidated sales and net income for the quarter ended January 31, 2001 were $5,178,000 and $296,000 respectively as compared to $5,346,000 and $261,000 for the quarter ended January 31, 2000. Consolidated sales and net income for the nine months ended January 31, 2001 were $15,431,000 and $686,000 respectively as compared to $14,160,000 and $673,000 for the nine months ended January 31, 2000. Sales increased by 9% during the nine months ended January 31, 2001 versus the same period last year. The increase in sales reflects the increase in product sales versus the same period in 2000, offsetting a decrease in service revenue due to the completion of a project in the 2000 period with substantial service revenue.

Gross profit percentage for the three months ended January 31, 2001 was 38.0% as compared to 39.4% for the three months ended January 31, 2000. Gross profit percentage for the nine months ended January 31, 2001 was 37.8% as compared to 38.8% for the nine months ended January 31, 2000. The decrease in gross profit percentage was primarily due to the completion of a project in the 2000 period that had high gross profit.

Operating income for the nine months ended January 31, 2001 was $1,120,000 as compared to $1,264,000 for the nine months ended January 31, 2000. As a percentage of revenue, the operating income for the nine months ended January 31, 2000 was 7.3% versus 8.9% in the same period in 2000. The decrease in operating income and its percentage to revenue was primarily due to a non cash compensation charge of $308,000, which reflects an employment agreement with an executive of the Company, which provides for the executive, upon the expiration of his agreement, with the option to sell his stock and stock options back to the Company ($208,000), and a charge for an extension of stock options to recognize the difference between the fair market value of the underlying stock at the date of the extension and the stock options' exercise prices ($100,000), which was partially offset by a reduction in stock appreciation charges of approximately $175,000 between 2001 and 2000.

The Company has decided to close an office in the Midwest. The results of operation for the nine months ended January 31, 2001 included a net loss of approximately $162,000, which includes the operating loss and cost to close that subsidiary.

The Company's backlog for its life safety and other systems totaled $3,267,000 at January 31, 2001 as compared to $2,548,000 at April 30, 2000. Due to fluctuations in the Company's backlog, management remains cautious about predicting revenue in the fiscal year.

Significant changes in balance sheet items from April 30, 2000 to January 31, 2001 are highlighted as follows:

     1: Cash increased primarily due to income from operations.

     2 Accounts receivable decreased due to increased reserves.

     3: Prepaid expenses and other current assets increased due to an increase in prepaid income taxes.

     4: Accounts payable and accrued expenses decreased due to shorter payment cycles.

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

Based on three orders staying each of the California actions as to Firecom, on June 16, 2000, Intellisec filed an action in the United States District Court, Eastern District of New York, entitled Intellisec, Aria Kozak and Donna Kozak, Plaintiffs v. Firecom, Inc., Defendant, Case No, 00-3557.

The Complaint contains claims for relief for Declaratory Relief, Breach of Contract/ Specific Performance, Breach of Contract/ Damages, Breach of the Implied Covenant of Good Faith and Fair Dealing, Intentional Interference with Contract and Intentional Interference with Prospective Economic Advantage, Violation of California Civil Code sections 1790 et seq. Negligent Misrepresentation, Implied Indemnity, Equitable Indemnity, Contribution and Injunctive Relief. The claims set forth in the Complaint relate to the three actions filed by Intellisec in California and, in addition to equitable relief, seek compensatory, punitive and exemplary damages in an undetermined amount. On February 1, 2001, the court dismissed Intellisec's claims for Violation of California Civil Code sections 1790 et seq., Implied Indemnity, Equitable Indemnity, Contribution, and Intentional Interference with Contract and Intentional Interference with Prospective Economic Advantage, in part. Firecom denies any liability to Intellisec and intends to file a Counterclaim seeking damages from Intellisec.

In November 2000, Rosendin filed a Cross-Complaint which added Firecom as a cross-defendant. The Cross-Complaint asserts causes of actions against Firecom for implied contractual indemnity, equitable indemnity, breach of contract, unjust enrichment, breach of express warranties and breach of implied warranties and seeks damages according to proof.

On March 8, 2001, Firecom filed an Answer to the Cross-Complaint denying any liability to Rosendin and also filed a Cross-Complaint. The Cross-Complaint asserts several causes of action against Rosendin and seeks compensatory damages in excess of $300,000 and a declaration of the court that Rosendin is obligated to indemnify Firecom.

Item 2. Exhibits and Reports on Form 8-K - Filed January 24, 2001.

                                   SIGNATURES
                                   ----------

                                             Firecom, Inc.
                                             -------------

Dated:     March 12, 2001                    /s/ Paul Mendez
           ---------------                   ----------------------------------
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